Form 10QSB
period 1998-12-31
L P R CYBERTEK INC
filed 1999-03-16
CIK 1074142

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1998
                                    -------------------

                                   or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from N/A  to N/A
                                    ---     ---

                       Commission File No. 0-25107

                      L.P.R. CYBERTEK, INCORPORATED
                      -----------------------------
         (Exact name of registrant as specified in its charter)


        Colorado                              84-1316284
        --------                  ---------------------------------------
State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization

                        19000 E. Mansfield Drive
                            Aurora, CO 80013
           --------------------------------------------------
           (Address of Principal Executive Offices) (Zip Code)


    Registrant's telephone number, including area code (303) 680-1593
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X]Yes     [  ]No

The number of shares outstanding of the issuer's classes of common shares, as of the latest practicable date:

                Class                 Outstanding at December 31, 1998
        Common Stock, $.0001                 10,000,000 shares
              par value                      -----------------
                                           Outstanding Securities

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                     L.P.R. CYBERTEK, INCORPORATED
                     (A Development Stage Company)
                             BALANCE SHEET
                              (Unaudited)


                                ASSETS

                                                               DECEMBER 31,
                                                                   1998
                                                               ------------

CURRENT ASSETS:
   Cash                                                         $    1,963
                                                                ----------

PROPERTY AND EQUIPMENT:
   Computer equipment                                                2,099
   Accumulated depreciation                                         (1,328)
                                                                ----------
                                                                       771
                                                                ----------

                                                                $    2,734
                                                                ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                             $       --
   Stockholder advance                                               2,000
                                                                ----------
      Total current liabilities                                      2,000
                                                                ----------

CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 20,000,000 shares
      authorized, no shares issued                                      --
   Common stock, $.0001 par value, 100,000,000 shares
      authorized, 10,000,000 shares issued and outstanding           1,000
   Additional paid-in-capital                                       19,200
   Contributed capital                                              10,000
   Deficit accumulated during development stage                    (29,466)
                                                                ----------
      Total stockholder's equity                                       734
                                                                ----------

                                                                $    2,734
                                                                ==========

             See accompanying notes to financial statements.
                                    2

                      L.P.R. CYBERTEK, INCORPORATED
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                                Period from
                                             Three Months     January 30, 1995
                                                Ended           (inception)
                                             December 31,         through
                                           ----------------     December 31,
                                           1997        1998         1998
                                           ----        ----         ----

REVENUES                                $        -  $        -   $        -
                                        ----------  ----------   ----------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                    321       3,074       29,466
                                        ----------  ----------   ----------

NET (LOSS)                              $     (321) $   (3,074)  $  (29,466)
                                        ==========  ==========   ==========

BASIC EARNINGS (LOSS) PER
   SHARE                                $        *  $        *
                                        ==========  ==========

Basic Weighted Average Number of
   Shares Outstanding                   10,000,000  10,000,000
                                        ==========  ==========




* Amount is less than $.01 per share.









             See accompanying notes to financial statements.
                                    3

                      L.P.R. CYBERTEK, INCORPORATED
                      (A Development Stage Company)
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                         DEFICIT
                                                                       ACCUMULATED
                                  COMMON STOCK    ADDITIONAL              DURING
                               ------------------   PAID-IN CONTRIBUTED DEVELOPMENT
                               SHARES      AMOUNT   CAPITAL   CAPITAL     STAGE     TOTAL
                               ------      ------   -------   -------     -----     -----

Common stock issued
 to founders for services
 on January 30, 1995
 $.000025 per share            8,000,000   $  800  $  (600)  $     -   $      -   $    200
Common stock issued for
 cash on August 1, 1995,
 $.01 per share                1,000,000      100    9,900         -          -     10,000
Common stock issued for
 cash on December 15, 1995,
 $.01 per share                  500,000       50    4,950         -          -      5,000
Net (loss)                             -        -        -         -     (8,606)    (8,606)
                              ----------   ------  -------   -------    -------   --------

BALANCES, December 31, 1995    9,500,000      950   14,250         -     (8,606)     6,594
Common stock issued for
 services on February 10,
 1996, $.01 per share            500,000       50    4,950         -          -      5,000
Net (loss)                             -        -        -         -    (10,202)   (10,202)
                              ----------   ------   ------   -------   --------   --------

BALANCES, December 31, 1996   10,000,000    1,000   19,200         -    (18,808)     1,392
Net (loss)                             -        -        -         -       (824)      (824)
                              ----------   ------  -------   -------   --------   --------

BALANCES, December 31, 1997   10,000,000    1,000   19,200         -    (19,632)       568
Capital contribution                   -        -        -    10,000          -     10,000
Net (loss)                             -        -        -         -     (6,760)    (6,760)
                              ----------   ------  -------   -------   --------   --------

BALANCES, September 30, 1998  10,000,000    1,000   19,200    10,000    (26,392)     3,808


Unaudited)
----------
Net (loss)                             -        -        -         -     (3,074)    (3,074)
                              ----------   ------  -------   -------   --------   --------

BALANCES, December 31, 1998   10,000,000   $1,000  $19,200   $10,000   $(29,466)  $    734
                              ==========   ======  =======   =======   ========   ========







             See accompanying notes to financial statements.
                                    4

                      L.P.R. CYBERTEK, INCORPORATED
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                                Period from
                                             Three Months     January 30, 1995
                                                Ended           (inception)
                                             December 31,         through
                                           ----------------     December 31,
                                           1997        1998         1998
                                           ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                           $     (321) $   (3,074)  $  (29,466)
   Adjustments to reconcile net
      (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                110         110        1,328
   Stock issued for services                    --          --        5,200
   Changes in:
   Accounts payable                             --          --           --
   Stockholder advances                         --       2,000        2,000
                                        ----------  ----------   ----------

   Net cash (used) by operating
    activities                                (211)       (964)     (20,938)
                                        ----------  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and
      equipment                                 --          --       (2,099)
                                        ----------  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution-                        --          --       10,000
   Proceeds from sale of stock                  --          --       15,000
                                        ----------  ----------   ----------

   Net cash provided by financing
    activities                                  --          --       25,000
                                        ----------  ----------   ----------

NET INCREASE (DECREASE) IN CASH               (211)       (964)       1,963

CASH, beginning of period                      851       2,927           --
                                        ----------  ----------   ----------

CASH, end of period                     $      640  $    1,963   $    1,963
                                        ==========  ==========   ==========









             See accompanying notes to financial statements.
                                    5

                     L.P.R. CYBERTEK, INCORPORATED
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

1.    BASIS OF PRESENTATION

     L.P.R. Cybertek, Incorporated (the Company) was organized January 30, 1995 under the laws of the State of Colorado for the purpose of providing a vehicle to raise capital and seek business opportunities. Between 1995 and 1996, the Company was unsuccessful in developing a business to create and manage computer web sites. Since 1997, the Company has been substantially inactive. The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

     Prior to 1998, the Company's fiscal year end was December 31. During 1998, the Company changed its fiscal year end to September 30.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1998 included in the Company's Form 10-SB.

     The unaudited financial statements as of December 31, 1998 and for the three month periods ended December 31, 1997 and 1998, reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for these interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

2.   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable or refundable for the current period and the change during the period in net deferred tax assets and liabilities.

     The Company has no operations at this time. The $29,466 in losses incurred by the Company since its inception represents a deferred tax asset of $5,800 as of December 31, 1998. The Company has provided a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

                     L.P.R. CYBERTEK, INCORPORATED
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

3.   EARNINGS (LOSS) PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE." This standard requires the Company to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company has no diluted earnings (loss) per share.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     L.P.R. Cybertek, Incorporated (the Company) was organized January 30, 1995 under the laws of the State of Colorado for the purpose of providing a vehicle to raise capital and seek business opportunities. Between 1995 and 1996, the Company was unsuccessful in developing a business to create and manage computer web sites. Since 1997, the Company has been substantially inactive. The Company is in the development stage as defined in Statement of Financial Accounting Standards No. 7.

     When used in this Form 10-QSB, the words "anticipate", "estimate", "except", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's Internet backbone will fail to generate projected revenues or the Company will be unable to satisfy certain settlement agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of services valued in the amount of $5,200, the sale of its Common Stock to one (1) individual for $15,000 and the additional contributed capital from two (2) shareholders. No additional shares were issued in connection with this contribution. The Company's balance sheet as of December 31, 1998, reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

     The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

     During the period from January 1995 (inception) through December 31, 1998, the Company has engaged in limited operations and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

     The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially, however, there currently exists no plan or understanding by which the Company will raise capital, either debt or equity, over the next twelve
(12) months.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

     The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company, in its present status, determined that it will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

                                 PART II


Item No. 1 - Legal Proceedings
             -----------------

          Not Applicable.

Item No. 2 - Changes in Securities
             ---------------------

          Not Applicable.

Item No. 3 - Defaults upon Senior Securities
             -------------------------------

          Not Applicable.

Item No. 4 - Submission of Matter to a Vote of Securities Holders
             ----------------------------------------------------

          Not Applicable

Item No. 5 - Other Information
             -----------------

          Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K
             --------------------------------

          (a) No reports on Form 8-K were filed during the three months ended December 31, 1998.

          (b)  Exhibits

               27   Financial Data Schedule

                               SIGNATURES
                               ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


L.P.R. CYBERTEK, INCORPORATED


By: /s/ PATRICK R. LALANDE
   -------------------------------
     Patrick R. Lalande
     President


Date: March 11, 1999