Form 10QSB
period 1999-06-30
L P R CYBERTEK INC
filed 1999-08-09
CIK 1074142

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1999
                                    ----------------

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

                Class                   Outstanding at June 30, 1999
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


                                 ASSETS

                                                                 JUNE 30,
                                                                   1999
                                                                ----------

CURRENT ASSETS:
   Cash                                                         $       88
                                                                ----------

PROPERTY AND EQUIPMENT:
   Computer equipment                                                2,099
   Accumulated depreciation                                         (1,520)
                                                                ----------
                                                                       579
                                                                ----------

                                                                $      667
                                                                ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                             $      546
   Stockholder advance                                               2,400
                                                                ----------
      Total current liabilities                                      2,946
                                                                ----------

CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 20,000,000 shares
      authorized, no shares issued                                      --
   Common stock, $.0001 par value, 100,000,000 shares
      authorized, 10,000,000 shares issued and outstanding           1,000
   Additional paid-in-capital                                       19,200
   Contributed capital                                              10,000
   Deficit accumulated during development stage                    (32,479)
                                                                ----------
      Total stockholder's equity                                    (2,279)
                                                                ----------

                                                                $      667
                                                                ==========



             See accompanying notes to financial statements.
                                    2

                      L.P.R. CYBERTEK, INCORPORATED
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                                  Period from
                                              Nine Months       January 30, 1995
                                                 Ended            (inception)
                                               June 30,             through
                                           ----------------         June 30,
                                           1998        1999          1999
                                           ----        ----          ----

REVENUES                                $        -  $        -    $        -
                                        ----------  ----------    ----------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                    724       6,087        32,479
                                        ----------  ----------    ----------

NET (LOSS)                              $     (724) $   (6,087)   $  (32,479)
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









             See accompanying notes to financial statements.
                                    3

                      L.P.R. CYBERTEK, INCORPORATED
                      (A Development Stage Company)
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                         DEFICIT
                                                                       ACCUMULATED
                                  COMMON STOCK    ADDITIONAL              DURING
                               ------------------   PAID-IN CONTRIBUTED DEVELOPMENT
                               SHARES      AMOUNT   CAPITAL   CAPITAL     STAGE     TOTAL
                               ------      ------   -------   -------     -----     -----

Common stock issued
 to founders for services
 on January 30, 1995
 $.000025 per share            8,000,000   $  800  $  (600)  $     -   $      -   $    200
Common stock issued for
 cash on August 1, 1995,
 $.01 per share                1,000,000      100    9,900         -          -     10,000
Common stock issued for
 cash on December 15, 1995,
 $.01 per share                  500,000       50    4,950         -          -      5,000
Net (loss)                             -        -        -         -     (8,606)    (8,606)
                              ----------   ------  -------   -------    -------   --------

BALANCES, December 31, 1995    9,500,000      950   14,250         -     (8,606)     6,594
Common stock issued for
 services on February 10,
 1996, $.01 per share            500,000       50    4,950         -          -      5,000
Net (loss)                             -        -        -         -    (10,202)   (10,202)
                              ----------   ------   ------   -------   --------   --------

BALANCES, December 31, 1996   10,000,000    1,000   19,200         -    (18,808)     1,392
Net (loss)                             -        -        -         -       (824)      (824)
                              ----------   ------  -------   -------   --------   --------

BALANCES, December 31, 1997   10,000,000    1,000   19,200         -    (19,632)       568
Capital contribution                   -        -        -    10,000          -     10,000
Net (loss)                             -        -        -         -     (6,760)    (6,760)
                              ----------   ------  -------   -------   --------   --------

BALANCES, September 30, 1998  10,000,000    1,000   19,200    10,000    (26,392)     3,808


Unaudited)
----------
Net (loss)                             -        -        -         -     (6,087)    (6,087)
                              ----------   ------  -------   -------   --------   --------

BALANCES, June 30, 1999       10,000,000   $1,000  $19,200   $10,000   $(32,479)  $ (2,279)
                              ==========   ======  =======   =======   ========   ========





             See accompanying notes to financial statements.
                                    4

                      L.P.R. CYBERTEK, INCORPORATED
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 Period from
                                              Nine Months      January 30, 1995
                                                 Ended           (inception)
                                               June 30,            through
                                           ----------------        June 30,
                                           1998        1999         1999
                                           ----        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                           $     (724) $   (6,087)   $  (32,479)
   Adjustments to reconcile net
      (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                330         302         1,520
   Stock issued for services                    --          --         5,200
   Changes in:
   Accounts payable                             --         546           546
   Stockholder advances                         --       2,400         2,400
                                        ----------  ----------    ----------

   Net cash (used) by operating
    activities                                (394)     (2,839)      (22,813)
                                        ----------  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and
      equipment                                 --          --        (2,099)
                                        ----------  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution-                        --          --        10,000
   Proceeds from sale of stock                  --          --        15,000
                                        ----------  ----------    ----------

   Net cash provided by financing
      activities                                --          --        25,000
                                        ----------  ----------    ----------

NET INCREASE (DECREASE) IN CASH               (394)     (2,839)           88

CASH, beginning of period                      851       2,927            --
                                        ----------  ----------    ----------

CASH, end of period                     $      457  $       88    $       88
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

     The unaudited financial statements as of June 30, 1999 and for the nine month periods ended June 30, 1998 and 1999, reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for these interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

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

     The Company has no operations at this time. The $32,479 in losses incurred by the Company since its inception represents a deferred tax asset of $6,400 as of June 30, 1999. The Company has provided a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the development stage and, since inception, has experienced no significant change in liquidity of capital resources or stockholder's equity other than the receipt of services valued in the amount of $5,200, the sale of its Common Stock to one (1) individual for $15,000 and the additional contributed capital from two (2) shareholders. No additional shares were issued in connection with this contribution. The Company's balance sheet as of June 30, 1999, reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

     The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

     During the period from January 1995 (inception) through June 30, 1999, the Company has engaged in limited operations and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

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

               (a) No reports on Form 8-K were filed during the nine months ended June 30, 1999.

               (b)    Exhibits

                      27   Financial Data Schedule

                               SIGNATURES
                               ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


L.P.R. CYBERTEK, INCORPORATED


By:  /s/ PATRICK R. LALANDE
     ---------------------------
         Patrick R. Lalande
         President


Date:  July 26, 1999