Form 10KSB
period 1999-09-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2000-01-13
CIK 1074142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER ******

                                THERMOELASTIC TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

COLORADO                                               51-0387926
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                     (Identification No.)


5466 CANVASBACK RD., BLAINE, WASHINGTON                   98230
(Address of principal executive offices)               (Zip Code)

                                 (360) 371-5061
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                          NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
         COMMON STOCK, PAR VALUE $.0001 PER SHARE
            (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 12, 2000, 17,338,164 common shares were outstanding. To
date we have had no market for our common stock and warrants.   We have applied
to have its common stock quoted on the OTC Bulletin Board. If ThermoElastic is not accepted on the OTC Bulletin Board, ThermoElastic will apply to have its common shares traded on the pink sheets.

Page 2
     INDEX TO FORM 10-K

                         Part I                                      Page
Items 1. and 2.    Business and Activities                             3
Item 3.            Legal Proceedings                                   11
Item 4.            Submission of Matters to a Vote of
                    Security Holders                                   11

                         Part II
Item 5.            Market for the Registrant's Common Stock
                    And Related Shareholder Matters                    11
Item 6.            Selected Financial Data                             15
Item 7.            Management's Discussion and Analysis
                    Of Financial Condition and Plan
                    Of Operations                                      17
Item 7A.           Quantitative and Qualitative Disclosures
                    About Market Risk                                  17
Item 8.            Financial Statements and
                    Supplementary Data                                 17
Item 9.            Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                               17

                         Part III
Item 10.           Directors and Executive Officers of
                    The Registrant                                     17
Item 11.           Executive Compensation                              21
Item 12.           Security Ownership of Certain Beneficial
                    Owners and Management                              21
Item 13.           Certain Relationships and Related
                    Transactions                                       23

                         Part IV
Item 14.           Exhibits, Financial Statement Schedules
                    And Reports on Form 8-K                            23
                   Documents Filed
                   1.     Financial Statements
                   2.     Financial Data Schedule
                   3.     Exhibit List
                   Reports on Form 8-K
                   Exhibits
                   Financial Data Schedule

Signatures                                                             25

           Part I
Certain statements in this prospectus constitute forward-looking statements within the meaning of Regulation Section 27A of the Securities Act and Regulation Section 21E of the Exchange Act. These statements include, but are not limited to, statements regarding business and financing plans, business trends and future operating revenues and expenses. Although we believe that the expectations reflected in these statements are reasonable, we can give no assurance that such expectations will prove to be correct.

Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, estimate and similar expressions, which by their nature refer to future events. We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to our ability to be able to continue our projected growth or be able to fully implement its various business strategies.

ITEMS 1. & 2.  BUSINESS AND ACTIVITIES

L.P.R. Cybertek, Incorporated ("LPR Cybertek") was incorporated on January 30, 1995 under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On July 15, 1999, LPR Cybertek entered into an Agreement and Plan of Reorganization with ThermoElastic Technologies, Inc., a Delaware
Corporation "ThermoElastic Delaware".   Pursuant to the Agreement and Plan
of Reorganization, ThermoElastic Delaware was merged into LPR Cybertek. Then current shareholders of ThermoElastic Delaware received 138,164 common shares, 666,400 Class A Warrants, 666,400 Class B Warrant and 100,000 options to purchase common shares of LPR Cybertek at $1.00 per common share in return for all of their common shares, warrants and options in ThermoElastic Delaware.

Pursuant to the terms of the merger, we changed our name from LPR Cybertek to ThermoElastic Technologies, Inc. ("ThermoElastic").

Additionally, on July 15, 1999, the shareholders of LPR Cybertek sold 15,766,629 Common Shares (representing 91.67% of the outstanding Common Shares) to ThermoElastic Delaware designees resulting in a change in control in LPR Cybertek.

ThermoElastic's principal offices are located at 5466 Canvasback Road, Blaine, Washington 98230, telephone number (360) 371-5061. These
offices consist of 150 square feet on a month to month lease.   The
monthly rental fee is included in management remuneration.

Employees.   We do not currently have any employees.  We have
engaged consultants to assist us in our operations.

Government Regulations.   At the present time, there are no pervasive
regulations of our business.

Competition.    It is important to note that none of the competing
products in the marketplace today possess the thermoelastic consistency of Biocompatible Intraoral ThermoElastic Material("BITEM"). All the competing products are single purpose products and have distinctive drawbacks. Some of the existing products on the market have functions similar to the products made with BITEM, but we are of the opinion that there is no comparison in performance.

1. The Myoloc System: Similar to BITEM blocks, one of the BITEM applications, are made of bent metal wires. These wires act as rigid sublingual stabilizers, which are difficult to place into the neutral zone under the tongue. Myolocs must be removed from the patient's mouth to be adjusted.

2. Myoflex: A single purpose Technologies utilizing the sub mandibular undercut to retain a lower denture. Nylon inserts are incorporated into the extended flange and make the extensions movable. This method is complicated and technique sensitive. Impressions have to be very precise in order to assure patient comfort. The patient cannot control tension on the extensions, resulting in possible pain and discomfort.

3. Molloplast-B: A superior soft reline material that will form a silicone cushion under the denture. Such relines are often difficult to bond to acrylic and will eventually harden and can cause odor over time.

4. Flexite M.P.: This material is a poly thermoplastic that can only be injection molded. The metal-free denture designs are somewhat similar to BITEM partials but flexite is not compatible with acrylic and cannot be repaired or bonded to teeth. It is injected under heat but once set it is not thermal adjustable. Eventually the flexite material becomes brittle and often snaps.

5. Brux-Eze/Impak/Thermoflex: This material is used to construct sports guards and night guards. It will soften in warm water, but the consistency is not controllable and usually remains relatively soft.


-------------------------------------------------
                   BUSINESS ACTIVITIES
-------------------------------------------------

Product Introduction

Apple Dental Ventures has developed a "new generation" acrylic. This new technology can immediately find applications in almost every facet of the dental field and many medical, sport, and allied areas. This product is currently being used by dentists, denturists, and dental laboratories in Ontario, Canada, where testing occurred. Currently, in the dental field, "BITEM" is the acronym for Biocompatable Intraoral Thermal Elastic Material and represents the trade name for this acrylic composition.

The Technologies

The uniqueness of BITEM lies in the control of flexibility, memory and rigidity, during and after the processing stage. This material allows for the creation of more than 60 new applications in the dental field. The greatest improvements are with fit, tightness, aesthetics and comfort for removable dental appliances.

This special composition once added to a denture softens in warm water and can be adapted to the contours of the patient's gums and/or teeth. The acrylic material requires the temperature of the water to be only between 120 - 155 degrees Fahrenheit or 50 - 63 degrees Celsius. This process can be repeated as many times as necessary to ensure complete fit and comfort. The innovation of these patented Technologies lies in the controlling mixture of the two liquid monomers: A- the softener and B-the hardener. The relative proportions of the two monomers determine the range of BITEM's consistencies, from the cushiony soft to the hard acrylic base of commonplace denture material.

After polymerization BITEM remains "thermoelastic"- meaning that the material may be heated in water to soften, in order to be adapted to tissues and teeth as often as necessary to insure the most comfortable fit. It is unique with its dual qualities- the rigidity is controllable during the mixing process and remains "thermo" adjustable everafter.

The quality of BITEM is that it is a consistently controllable thermo elastic acrylic material that can be used to fabricate dental appliances of varying rigidities. This appliance can be softened with hot water or a hot air dryer and fashioned to the contour of the patient's mouth.

The Products

Dental Applications

In the world of full and partial dentures, more comfort is now a reality, due to the newly invented thermo-adjustable parts. This is the primary benefit to the patient. This system is so versatile that it can be applied in more than a dozen ways using a diverse range of flexibilities and rigidities in critical areas of a denture. The advantage of using this material as a heat sensitive reliner is that it allows denture wearers the luxury of being able to fit and refit their own dentures when there is any discomfort just by softening the liner in warm water.

This material is available in raw material (powder and liquid), "heat-cure". or in "self-cure" packages. It can be made available in pre-manufactured sublingual wings containing the thermoelastic material and can be used to stabilize existing lower dentures by installing them under the tongue.

Dental patients will be the primary beneficiaries of BITEM due to the increased comfort afforded by the material. The dentist will also benefit due to the product's ease of use. Most products available in the dental business have a single purpose or are use specific. The dual properties of BITEM, provides the dentist with abilities never before available

A) complete control in the mixing process - allowing an infinite variety of rigidities
B) the ability to create many different critical parts of dental appliances; and
C) to create a dental appliances which are thermo-adjustable for their lifetime.
D) the following are 15 examples of the over 60 dental applications of BITEM.

1.  Post dam for upper dentures
The back part of a denture on the palate is known as the post dam and can be easily adjusted and manipulated using hot water to ensure the appliance's direct contact with the tissue surface.

2.  Lingual flange on lower dentures
If there is little ridge height to support prosthesis, the dentist may expand the prosthesis in the lingual space. The resultant extensions are easily adjusted using hot water and tongue posturing giving the denture increased stability.

3.  Sublingual stabilizer wings
Engagement of undercuts in the retromylohyoid fossa to improve retention of the mandibular prosthesis. The flanges can be displaced after being tempered in hot water and then repositioned intraorally to engage the undercuts.

4.  Clasps on partial dentures
In order to cut down on the amount of metal use in a cast partial denture, and to improve the aesthetics, particularly in the anterior area of the mouth, tooth colored BITEM material can be used in order to make the clasps for those particular areas.

5.  Gasket clasps
These allow for maintenance of the remaining teeth in a partially edentulous mouth. Processing the material into inter-proximal areas will also allow increased retention. By tempering the denture, the denture can be inserted and retained.

6.  Stressbreaker connected to rigid attachment or implants
Instead of complex and expensive precision attachments, conventionally used for this application, a layer of Thermoelastic material is chemically layered into the denture right behind the attachment. This will provide a simple, strong and relentless method of stress breaking on abutment teeth.

7.  Temporo-Mandibular Joint (TMJ) appliances
These appliances, commonly known as "splints" or oral orthopedic appliances are used to correct malocclusion for malpositioning of the lower jaw. Currently made with hard acrylic and metal ball clasps to retain, can now be constructed with a thermo-adjustable flap.

8.  Obturator
These appliances are made to correct parts of oral cavity, caused by birth defects or accidents. Often they are difficult to insert; however with the availability of producing certain parts of these appliances with BITEM, the placement in the mouth could mean the start of a whole new Technologies.

9.  Thermo relines
Relining prosthesis with a softened version of BITEM will allow the prosthesis to sit comfortably and allow the patient to modify the prosthesis on a daily basis. Before insertion of the prosthesis in the morning, the prosthesis is tempered in water, the patient then seats the prosthesis and occludes heavily. The inner surface of the prosthesis will then mold to the tissues and create a newly adapted surface.

10.  Preformed sheets of vacuum forming
Existing Technologies provides different sheets for forming trays over dental models. With BITEM SHEETS, parts of appliances can be formed and will be able to be used for many novel ideas.

11.  Pre-made forms for temporary crowns
These crowns would be made of tooth-colored BITEM material and can be used by dentists as temporary crowns, while the laboratory is preparing the permanent crowns.

12.  Supplemental prosthetic devices for specialized use
Sometimes it is necessary to construct a prosthetic appliance for a specialized use. For example, denture wearing wind instrument players need a specialized appliance to allow them to play their instrument.
By utilizing BITEM on these devices, we can accomplish a superior fit over the conventional hard acrylic devices, providing greater comfort and benefit to the musician. This is only a single example where BITEM can be used in place of conventional acrylic material in specialized conditions.

13.  Orthodontic appliance
Spring retainers, one of the most frequently used Ortho appliances, can be outfitted with BITEM incisor pads. The ability of the thermoelastic material to replace clasps, wires and springs would make it extremely useful.

14.  Night guards/Athletic guards
These guards can be produced either with the Vacu-former (plus cold cure thermoelastic in the case of night guards) or waxed and baked liked the other applications.

15.  Cosmetic adjustments
One example of cosmetic adjustments would be when the gum in the anterior area has shrunk severely; the only cosmetic solution is to fabricate a piece of rigid acrylic to fill the gap. This now can be done using a BITEM adapted substitute resulting in more comfort for the patient.

We are currently seeking uses for these Technologies inside and outside of the dental world. We are currently pursuing the following opportunities:

1.  Orthotics
Orthotics are shoe inserts. They are intended to adjust an abnormal or regular gait. They help make standing, walking and running more comfortable by altering the angle at which the foot strikes the ground. The goal of Orthotics is to improve foot function and minimize stresses that can cause foot pain and deformity. There are two forms of Orthotics.

Rigid Orthotics: they are designed to control foot function and are made of a stiff material such as plastic. Rigid Orthotics are fabricated from as mold of an individual's foot and normally extends along the sole of the heel to the ball or toes of the foot. These Orthotics are designed to control motion at the sub-talar joint. Rigid Orthotics have a long life span and do not change shape. If the patient requires a change for whatever reason, entirely new Orthotics must be fabricated and it is not uncommon for a new pair of Orthotics to cost a patient upwards of Five hundred dollars ($500).

Incorporating BITEM into the design of rigid Orthotics will result in a dramatic cost saving to patients and to Medical insurers. The thermoelastic qualities of BITEM allow doctors to adjust the patients existing Orthotics to match the changing needs of the patient and to reduce the need for costly fabrication of a new pair of Orthotics.

Soft Orthotics: They are designed to absorb shock and aid in increasing foot comfort. They are constructed of compressible material and molded to a plaster impression of the foot. Many geriatric patients help ease the pain associated with arthritis and diabetic foot ulcers by the use of soft Orthotics.

Incorporating BITEM into the fabrication of soft Orthotics reduces the need to replace the Orthotics to accommodate changes in weight bearing patterns that often occur as a result of foot pain. With Bitem, the

Orthotics can be, placed in hot water, remolded to the desired shape and left to cool. The Orthotics can be remolded as many times as are needed to accommodate the changes that are occurring in the patient's feet.

2.  Splints

The thermoelastic qualities of BITEM are particularly suitable for the fabrication of low-cost splints. They are often used in the management and prevention of soft tissue contractures, which often follow joint immobilization, neurological insult and other joint and soft tissue problems. The application of a low-level tissue stress for prolonged periods of time is often the therapist's treatment of choice for such conditions.

A contracture is a normal response to muscle spasticity or joint immobilization that prevents the movements of the affected joint through its range of motion. The loss of mobility in the soft tissue is caused by a remodeling of the tissues in the joint-tendon-muscle unit in response to joint immobilization. Eventually, the soft tissue becomes stiff, thickened, and immobile, rendering the affective joint useless. Management of soft tissue contracture relies on eliciting a plastic response from the affected tissues. By eliciting a plastic response from the soft tissue, a permanent elongating of the affected tissue may be achieved. The plastic response can be elicited by applying a progressive long-term, low intensity stretch to the affected tissue. The most common way of doing this is with a dynamic splint.

Taking advantage of BITEM's thermoelastic properties, low cost contracture management splints can be fabricated. Splints made from BITEM can be constantly adjusted to progressively increase the amount of tension applied to soft tissue surrounding a joint. The adjustment process only requires that the splint be heated in hot water, then bent to the desired angle and left to cool before the patient puts the splint back on the body.

3.  Medical Prostheses

The fabrication of prosthetic and orthopedic devices from BITEM adds a new dimension to the practice of Prosthetics and Orthotics. By taking advantage of the thermoelastic and consistency control capabilities of BITEM, custom-made prosthetic devices can be made, that are both economical and versatile. Prosthetic devices can be mass-produced to standard sizes and yet customized for each individual user by molding the prosthetic in hot water. The material will help increase the lifespan of products and reduce costs at the same time.

4.  Braces

Prosthetics and Orthopedic braces and artificial limbs are a billion dollar a year industry in the United States. There are approximately
2.5 million amputees in the U.S. and is estimated that this number grows by 125,000 annually. Approximately 54% of all amputations are below the knee, 37% are above the knee and 7% are amputations of the arm. The demands for orthotics and prosthetics are expected to grow over the next twenty years, according to the National Commission on Orthotic and Prosthetic Education. There will be a 25% percent increase in the number of people with paralysis, deformity o orthopedic impairments in that time. Over the same period, the number of people expected to require prosthesis will increase by 47% and the number of people using orthopedic braces is expected t increase by 3 1 %.

The market demands for Orthotics and Prosthetics is projected to grow so fast, that even with a 20% increase in the number of certified Orthotists and Prosthetists, only 65% of the population needs will be met. (See: issues affecting the future demand for Orthotists and
Prosthetists: National Commission of Orthotic and Prosthetic Education,
1996).

According to the Orthotists and Prosthetists National Office, studies show that for every dollar spent on rehabilitation, including Orthotic and Prosthetic care, more than eleven dollars is saved in long-term health care. Using our BITEM material could significantly add the saving for the health care insurers and the patients.

5.  Custom Furniture

The BITEM Technologies is now being used in the architectural process to customize a new artistically designed line of contemporary furniture. This "new form" is expected to revolutionize the industry in form, comfort, and design.

6.  Specialized Glasses

With BITEM, the Optical industry is able to customize the nose and ear parts of the frames of all their clients. It would also be easy for the patients to adjust their own frames from time to time as needed. Many other uses in the industry would become available as the product was used, especially in the area of disabilities and malformed structures.

7.  Hearing Aids

Audiologists are always looking for new technologies and materials to improve upon the fit and service of the hearing aids for their patients. Each ear differs and depending upon the type of hearing aid used would determine how the patient could utilize BITEM. We intend to explore this area with both doctors and technicians who make the appliances and fit them.

8.  Aids to daily living

Rehabilitation centers, physical and occupational therapists work with many people who, because of accident, injury or disease have problems with items standard in every household. With BITEM, we are able to design special equipment to accommodate these special needs. Most of these designs and manufacturing will be left to the specialists in the field by entering into licensing agreements for BITEM's use. Many situations can be easily remedied by the use of this new material.

9.  Sports Equipment

In all sports, there is a need to customize the equipment used in that sport and to fit each participant's particular requirements. Racquet sports, such as tennis, squash or racquetball could benefit from custom grips or handles made from BITEM. This could also apply to ski boots, running shoes, poles etc., all to assist or improve the efficiency and performance for the athletes whom participate within a given sport.

10.  Customized Instrumentation

Any or trade that requires or uses specialized tools could be a candidate for this a new material. There is a large market in many fields, where this type of customization and adjustability would be desired.

In most areas outside of Dentistry, we intend to license the Technologies to various industries that specialize in the above area and allow them to open up the various market places.

Currently in the dental field there are a total of ten products offered. Dental companies such as Ash Temple, Central Dental, and Unident are merchandising these products to the dental professions. As the demand grows, new uses will be found for the thermoelastic properties of BITEM.

PATENTS AND LICENSING RIGHTS

BITEM is protected by US Patent #5,431,563, Canadian Patent #2,111,789 and European Patent #0605912. The United States Divisional Patent for the BITEM Technologies, allowed since February 1996 has been issued. This second patent covers a thermoelastic composite material formed using the BITEM Technologies and expands the use of the product into all possible fields.

ThermoElastic Technologies, Inc. (TTI) has entered into an agreement with regard to the acquisition of a license for the exclusive worldwide rights and related privileges to the BITEM products, which provided for a deposit of $50,000 paid and the balance of$200,000 due by February 28,
 2000 and a graduated royalty fee: 5% for the first $25,000,000 in gross annual income, 3.5% for the next $25,000,000 and 2.5% for sales exceeding $50,000,000.

MARKETING

The goal of ThermoElastic Technologies, Inc. (TTI) is to market products throughout specified geographical locations in the dental field. Licensing agreements will be entered into with qualified companies and individuals to fulfill the dynamic potential of this material and to expand its use into other diverse areas and products.

Market Study

A preliminary North American market study on BITEM was conducted by the Canadian Industrial Innovation Center in 1992. This report showed shipments of dental equipment and supplies in the United States increased at an annual compounded growth rate of 5.1% over the period 1986 to 1991. Presently there are an estimated 2.24 million Canadians with dentures. Assuming a conservative 10% market penetration in the first two years, it would suggest about 224,000 patients would be served by the product.

ITEM 3. LEGAL PROCEEDINGS

Certain legal matters with respect to the issuance of the securities offered hereby will be passed upon by J. M. Walker, Attorney-At-Law.

We are not involved in any legal proceedings as of the date of this Registration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED  SHAREHOLDERS
MATTERS.

We have applied for the quotation of our common shares on the OTC Bulletin Board and then NASDAQ upon meeting the requirements for a NASDAQ listing, if ever. Upon completion of this offering, we will not
meet the requirements for a NASDAQ listing.   Until we obtain a listing
on NASDAQ, if ever, our securities will be covered by a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse).

ThermoElastic currently has 17,338,164 shares of common stock outstanding. Of these 8,268,764 common shares are "restricted securities" and may be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Other securities may be issued, in the future, in private transactions pursuant to an exemption from the Securities Act. Rule 144 provides, in essence, that a person who has held restricted securities for a period of two years may sell every three months in a brokerage transaction or with a market maker an amount equal to the greater of 1% of ThermoElastic's outstanding shares or the average weekly trading volume, if any, of the shares during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of ThermoElastic may sell is not so limited. Non-affiliates may each sell without limitation shares held for three years. ThermoElastic will make application for the listing of its Shares in the over-the-counter market. Sales under Rule 144 may, in the future, depress the price of ThermoElastic's Shares in the over-the-counter market, should a market develop. The effect, if any, of a public trading market or the availability of shares for sale at prevailing market prices cannot be predicted. Nevertheless, sales of substantial amounts of shares in the public market could adversely effect prevailing market prices.

DIVIDENDS.   Holders of ThermoElastic's common stock are entitled to receive such dividends as may be declared by its Board of Directors.

BROKER-DEALER SALES OF COMPANY SECURITIES.    Until ThermoElastic successfully
obtains a listing on the NASDAQ quotation system, if ever, ThermoElastic's securities may be covered by Rule 15g-2 under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding
$200,000 or $300,000 jointly with their spouse).   For transactions covered by
the rule, the broker-dealer must make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in designated securities, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in designated securities are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in designated securities; and
(iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the
written statement.   A designated security means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1 (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell ThermoElastic's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market.

ThermoElastic's securities will likely trade below $5.00 and such securities will be subject to the penny stock rules discussed above.

RECENT SALES  OF UNREGISTERED SECURITIES.

Since ThermoElastic's inception through the date of this registration statement, ThermoElastic has sold its Common Stock to five (5) persons listed in the table below in transactions summarized as follows:

                                                       Aggregate      Purchase
                             Date of                   Purchase       Price
Name                         Sale          Shares      Price          per Share
----                         -------       ------      ---------      ---------
Patrick R. Lalande(1)        01-30-95     4,000,000     $   100       -
Chuck L. Burton(1)(2)        01-30-95     4,000,000     $   100       -
William Waters               08-01-95     1,000,000     $10,000     .01
                             12-15-95       500,000     $ 5,000     .01
Keith Martz(3)               02-10-96       250,000     $ 2,500     .01
Steve Banks(3)               02-10-96       250,000     $ 2,500     .01


(1) Consideration consisted of services rendered to ThermoElastic related to investigating and developing ThermoElastic's proposed business plan, capital structure and completing the organization of ThermoElastic totaling $200. Officers and Directors met on several occasions to discuss and formulate the corporate structure and plan.

(2) On March 1, 1995, Mr. Burton gifted and transferred 3,800,000 shares to his wife, Joyce Burton and 200,000 shares to William Waters, both currently Officers and Directors. Mr. Burton is no longer a shareholder but may be deemed to be the beneficial owner of all of his wife's 3,800,000 shares.

(3) Total aggregate consideration consisted of services valued by ThermoElastic's Board of Directors at $5,000.00. Each of the sales listed above was made for services. All of the listed sales were made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended and applicable state private offering exemptions.

Based upon Subscription Agreements completed by each of the shareholders and the pre-existing relationship between the shareholders and ThermoElastic, ThermoElastic believes it had reasonable grounds to believe immediately prior to making an offer to the private investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. The purchasers had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, and stop-transfer instructions have been entered in ThermoElastic's transfer records. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

On July 15, 1999, LPR Cybertek entered into an Agreement and Plan of Reorganization with ThermoElastic Technologies, Inc., a Delaware
corporation "ThermoElastic".   Pursuant to the Agreement and Plan of
Reorganization, ThermoElastic Delaware was merged into the LPR Cybertek. All shares held by current shareholders of ThermoElastic Delaware were exchanged for 138,164 Common Shares, 666,400 Class A Warrants, 666,400 Class B Warrant and 100,000 options to purchase Common Shares of the LPR Cybertek at $1.00 per Common

The issuances pursuant to the merger were made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended and applicable state private offering exemptions.

Based upon the merger documents and the pre-existing relationship between the shareholders and ThermoElastic, We believe we
had reasonable grounds to believe immediately prior to the merger, and did in fact believe, when such merger was consummated, that the shareholders of ThermoElastic Delaware (1) were acquiring for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the merger and were
able to bear those risks.   The shareholders of ThermoElastic Delaware
had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration.
An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, and stop-transfer instructions have been entered in ThermoElastic's transfer records. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

DESCRIPTION OF SECURITIES

Qualification. The following statements constitute brief summaries of ThermoElastic's Articles of Incorporation and Bylaws, as amended. Such summaries do not purport to be complete and are qualified in their entirety to the full text of the Articles of Incorporation and Bylaws.

Our Articles of Incorporation authorize the issuance of up to
100,000,000 common shares.   Common shares purchased in this offering
will be fully paid and non-assessable.

Common Stock. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the
stockholders for their vote.   Cumulative voting for the election of
directors is not permitted by the Articles of Incorporation.   The
holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of ThermoElastic, holders are entitled to receive, ratably, the net assets of ThermoElastic available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon
liquidation.   Holders of outstanding common shares are, and all
unissued shares when offered and sold will be, duly authorized, validly
issued, fully paid, and nonassessable.   To the extent that additional
common shares are issued, the relative interest of then existing stockholders may be diluted.

PREFERRED STOCK.   ThermoElastic's Articles of Incorporation authorize the
issuance of 20,000,000 shares of $.0001 par value preferred stock.   The Board
of Directors of ThermoElastic is authorized to issue the preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into Common Stock.

No preferred stock is currently issued by ThermoElastic.

Series A Warrants.   There are current 666,400 Series A Warrants issued and
outstanding.   The Series A Warrants are each exercisable for one common share
of ThermoElastic at an exercise price of $2.00.   The Series A Warrants are
exercisable at any time after April 30, 2000, subject to certain conditions, and
expire December 31, 2001.   ThermoElastic may redeem the Series A Warrants upon
written notice of thirty (30) days, at $.01 per Series A Warrants.

The Series A Warrants exercise price and number and kind of common stock or other securities and properties to be obtained upon exercise of the Series A Warrants are subject to adjustments in the event of stock dividends on, or a subdivision (stock split) of or consolidation (reverse stock split) of the common stock, or the issuance of certain rights or warrants to all holders of its common stock to purchase common stock at less than market price or upon other distributions (other than cash dividends) to all holders of common stock.

Series B Warrants.   There are current 666,400 Series B Warrants issued
and outstanding.   The Series B Warrants are each exercisable for one
common share of ThermoElastic at an exercise price of $3.00.   The
Series B Warrants are exercisable at any time after April 30, 2000, subject to certain conditions, and expire December 31, 2001. ThermoElastic may redeem the Series B Warrants upon written notice of thirty (30) days, at $.01 per Series B Warrants.

The Series B Warrants exercise price and number and kind of common stock or other securities and properties to be obtained upon exercise of the Series B Warrants are subject to adjustments in the event of stock dividends on, or a subdivision (stock split) of or consolidation (reverse stock split) of the common stock, or the issuance of certain rights or warrants to all holders of its common stock to purchase common stock at less than market price or upon other distributions (other than cash dividends) to all holders of common stock.

ITEM 6. SELECTED FINANCIAL DATA The financial data on page F-3 of the Financial Statement, captioned "Statement of Operations" is incorporated herein by reference. The Financial statements of the company have been audited by the Company's independent certified public accountants. The selected financial data should be read in conjunction with the financial statements of the Company and the notes thereto included with this filing and Item 7. Management's Discussion and Analysis of Financial Condition set forth in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

As shown in the accompanying financial statements, the Company incurred net losses of $366,388 since inception. The Company's current losses exceed its current liabilities by $57,896, and the Company is experiencing liquidity problems. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company intends to generate cash flows from operations and from proceeds on the exercise of warrants. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Trends and Uncertainties. Demand for ThermoElastic's services will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of ThermoElastic's activities is the sales and marketing of dental application products, ThermoElastic's business operations may be adversely affected by ThermoElastic's competitors and prolonged recessionary periods.

Capital and Source of Liquidity. ThermoElastic currently has no material commitments for capital expenditures.

For the period from inception (January 21, 1999) to September 30, 1999, ThermoElastic Delaware (prior to the merger) purchased product rights for $230,000, issued common shares valued at $20,000 and had website costs of
$9,021.   For that same period, ThermoElastic Delaware purchased equipment for
$3,445.   As a result, ThermoElastic Delaware had net cash used in investing activities of $242,385 for the period from inception to September 30, 1999.

For the period from inception to September 30, 1999, ThermoElastic Delaware received $700,915 from the issuance of common stock in an offering pursuant to Rule 504 and advanced $149,836 to LPR Cybertek evidenced by a promissory note. As a result, ThermoElastic Delaware had net cash provided by financing activities of $551,079 for the period from inception to September 30, 1999.

We expect that the net proceeds from our recent offering and the cash flow from future operations, if any, will be sufficient to allow us to meet the expected growth in demand for our products and services. Additionally, we expect to use any proceeds received from the exercise
of the Series A and B Warrants to expand operations.   However, we
cannot be assured that the warrants will be exercised or that our sales
will meet our growth expectations.   Should either of these fail to
occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented. ,

Over the next two years, our liquidity is dependent on increased revenues from operations, additional infusions of capital and debt
financing.   We believes that additional capital and debt financing in
the next six months will allow us to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, we cannot be assured that we will be able to obtain additional equity or debt financing in the future, if at all.

PLAN OF OPERATION.   ThermoElastic, over the next twelve months intends to
market and distribute dental applications in the United States and internationally and to utilize the World Wide Web in the implementation of its
planned business operations.   ThermoElastic shall conduct product research
and development as funds allow.   Management possesses the experience to
implement its business plan.   No significant equipment purchases are planned
over the next twelve months.

ThermoElastic shall seek to maintain low operating expenses while commencing operations and increasing operating revenues. We are focusing on maintaining a low cost administrative approach. However, increased marketing expenses will probably occur in future periods as we attempt to further increase its marketing and sales efforts.

IMPACT OF YEAR 2000 ISSUE - During the period ended September 30, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that there were no modifications needed in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. At this time, the Company cannot determine the impact the Year 2000 will have on its key suppliers. If the Company's suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Activities," ("SFAS No.133").
This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Concentration of Credit Risk - ThermoElastic's financial instruments that are exposed to concentrations of credit risk consist of cash, which includes checking accounts placed with federally insured financial institutions. Such accounts may at times exceed federally insured limits. We have not experienced any losses on such accounts. The Company believes it currently has no other material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The financial statements of the Company, together with note and supplementary data related thereto are set forth on pages F-1 through F-13 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Officers and Directors. Pursuant to our Articles of Incorporation, each Director shall serve until the annual meeting of the stockholders, or until his successor is elected and qualified. ThermoElastic's basic philosophy requires the inclusion of directors who will be representative of management, employees and the minority shareholders of ThermoElastic. Directors may only be removed for "cause". The term of office of each officer of ThermoElastic is at the pleasure of ThermoElastic's Board.

The principal executive officers and directors of ThermoElastic are as follows:

Name          Position


Dennis Epstein, age 64           Chairman of the Board
Kenneth B. Liebscher, age 56     President,Director
Fred J. Heaps, age 60            Chief Executive Officer, Director
Bernard Teitelbaum, age 49       Vice President of Sales and Marketing Secretary
Lawrence Pinkney. age 54         Chief Financial Officer and Treasurer
Dr. Lorne Berman, age 37         Director
Dr. Stephen Rivers, age 50       Director
Dr. Ila Berman, age 38           Director
Dr. Gregory K. Slater, age 42    Director
Dr. Izchak Barzilay, age 39      Director
Bonnie D. Walton, age 45         Director

All of the above officers and directors began their terms on July 30, 1999 subsequent to the merger with ThermoElastic Technologies, Inc., a Delaware corporation.

Resumes:

Dennis Epstein CA, CMC, CBV, Chairman of the Board.   Mr. Epstein is a
co-founder of ThermoElastic Delaware and has been a partner with
Horwath Orenstein from 1966 to the present.   Mr. Epstein was the
managing partner of Horwath Orenstein from 1983 to 1992.   Horwath
Orenstein is a Toronto based Chartered Accounting firm and member of
Horwath International.   He is a member of the Institute of Chartered
Accountants of Ontario, Canadian Association of Management Consultants of Ontario, and the Canadian Institute of Chartered Business Valuators. He has successfully completed the Canadian Security Course, is a member of such associations as the Canadian Franchise Association and the Canadian Venture
Capital Association.   His practice includes public financing of early stage
technology opportunities, debt equity financing proposals, acquisitions and mergers, real estate syndications, transportation technologies, franchising and
assisting entrepreneurs to manage growth for profit.   Mr. Epstein has written a
book, "Growth Hormones in the Technology Sector.

Lawrence Pinkney, Chief Financial Officer and Treasurer.   Mr. Pinkney is a
recognized specialist in resolving financial, management and
administrative difficulties.   Mr. Pinkney has had contracts with the
following firms: Dominion Skate Co. Ltd., Holden Day Wilson, Inter Technology, Inc., Trist Construction Group, Porta-Flex Manufacturing
and CEE Elevator Services, Ltd., Southern Sanitation, Inc., Wasteco,
Hibar Systems, Ltd. and Fasken Campbell Godfrey, Barristers &
Solicitors of which he was Director of Finance and Chief Financial
Officer.   From 1985 to 1989, Mr. Pinkney was Vice President, Finance
and Administration, with Comtrade Petroleum, Inc.   From 1980 to 1984,
he was Assistant Controller for Canadian Bank of Commerce.   Between
the years of 1972-1979, Mr. Pinkney worked with the Imperial Oil
Company Limited as Finance Section Supervisor, Finance Unit Supervisor
and Senior Financial Analyst.   Mr. Pinkney has his Bachelor of
Commerce degree and also his CA.

Dr, Lorne Berman, Director.   Mr. Berman has been in private practice
as an optometrist in Toronto from 1985 until the present.   From 1998
to 1999, he was a lecturer for the Canadian College of naturopathic
Medicine.   From 1986 to 1987, Dr. Berman was a Clinical Supervisor,
University of Waterloo, School of Optometry. Dr. Berman is a member of the Canadian Association of Optometrists, the Ontario Association of Optometrists, Glaucoma Research Society and an Affiliate Doctor with
TLC, the Laser Center.   Dr. Berman graduated from the University of
Waterloo School of Optometry in 1985.

Dr. Stephen Rivers, Director.   Dr. Rivers received his Honors BA in
Psychology at Carleton University in 1971.   He graduated from McMaster
University with an MA in Psychology in 1973.   Dr. Rivers obtained his
Ph.D. in Psychology from Carleton University in 1979.   He was under
contract with the Canadian Federal Government in 1979.   From 1995 to
present, Dr. Rivers has been a Coordinator in the Adolescents Substance
Abuse Program at the Hospital for Sick Children in Toronto.   Dr.
Rivers is employed as a staff psychologist.   He also carries on a
part-time private practice in a medical clinic as a psychologist
treating both adults and children.   His expertise falls into the areas
of parenting and child management, marital relationships, relationship issues, drug/alcohol abuses, work dissatisfaction, depression and
stress management.   From 1992 to 1995, Dr. Rivers worked at the
Thistletown Regional Center for Children and Adolescents as a staff psychologist for the Peel Children's Center in Mississauga, Ontario. From 1988 until 1989, he id his externship in family therapy at
Thistletown/Peel Children's Center.   From 1981 to 1987, Dr. Rivers was
employed by the Ottawa Board of Education as a staff psychologist on a
full-time basis.   From 1980 to 1981, Dr. Rivers was under contract
with the Children's Aid Society of the County of Lamark, working with adolescents and counseling adults, performing psychometric and
emotional assessments of infants and young children.   Dr. Rivers is
registered with The College of Psychologist of Ontario.   He is
affiliated with the following organizations; Canadian Psychology Association, American Psychology Association and The Ontario
Psychological Association.   Dr. Rivers has published extensively and
has many conference presentations to his credit.

Dr. Ila Berman, Director.   Dr. Berman graduated from the School of
Architecture, Carleton University in Ottawa, Canada with a Bachelor of
Architectural Degree with High Distinction in 1983.   She studied
abroad at the Techinion Institute of Technology, Haifa, Israel for one
semester from 1983 to 1984.   Dr. Berman worked as an architect in Tel
Aviv, Israel in 1984.   She returned to Toronto and worked for Norr
Partnership Limited, Architects and Engineers, in the position of
Project Design Architect.   Dr. Berman was responsible for the
principal research program and development of design pertaining to Norr
Care, a division of Norr, established to respond to social needs, by providing architectural alternatives to traditional institutions related to the community, social services, housing and health care.
From 1986-1989 she designed Covenant House, Street Youth Hostel Crisis
Care Center in Toronto.   From 1986-1989 Dr. Berman designed Woodroffe Center in
Ottawa, the Cape Breton Regional Hospital in Cape Breton, Nova Scotia, the St. Thomas-Elgin Rehabilitation Unit in St. Thomas and the Freeport Hospital Chronic
Care Facility in Kitchener, Ontario.   In 1991, Dr. Berman graduated with a
masters of Design Studies in Architecture from Harvard University Graduate School of Design. In 1993, Dr. Berman received her Doctorate in Design in
Architecture from Harvard University Graduate School of Design.   From 1997
to 1999, Dr. Berman held the position of Assistant Professor to the Illinois

Institute of Technology College of Architecture. During he time at Harvard University, Dr. Berman has received numerous awards,
fellowships and scholarships.   When Dr. Berman graduated from Carleton
University in 1983, she received the lieutenant Governor of Ontario's
Metal for Design and Architecture.   Dr. Berman is not only a scholar
and a teacher, but she is also a recognized artists and has had a number of one artist shows and group exhibitions.

Dr. Gregory K. Slater, Director.  Dr. Slater received his Doctor of
Dental Surgery Degree from the University of Toronto in 1982, and is
licensed by the Royal College of Dental Surgeons.   Dr. Slater is a
member of the Toronto Academy of Cosmetic Dentistry, the Ontario Dental Association, the Toronto Dental Seminars and the American Academy of Cosmetic Dentistry. Recently, Dr. Slater successfully completed the State University of
New York at Buffalo's Postgraduate Program in Esthetic Dentistry.   Although Dr.
Slater is proficient in all areas of dental treatment his special interest in cosmetic dentistry to enhance smiles and esthetic dentistry to restore teeth back their natural function and beauty. Dr. Slater has a private practice in downtown
Toronto.

Bonnie D. Walton, Director.   Ms. Walton, 45, is presently the Managing
Director of Walton Interiors, specializing in commercial and residential interiors and construction. She has completed her studies at Sheridan College in Ontario and at Christies Education in London, England. In the past Bonnie has been extensively involved in the management, sale, developing and redeveloping of commercial real estate. Bonnie has also had extensive business management experience having provided management services on a contract basis to the legal profession.

Fred J. Heaps, Chief Executive Officer.   From 1991 to 1998, Mr. Heaps,
60, was Managing Director and Partner of ITIS, Inc., an information and database provider to the North American Travel industry, located in Concord, Ontario. In 1990 Mr. Heaps was President and CEO of Armada
Equipment Co. From 1964 to 1989 he was with DENTSPLY INTERNATIONAL INC., where his positions included Sales Representative, Division Manager for North East United States and Canada, Vice President and CEO of DENTSPLY CANADA LTD., President of Amalgamated Dental Company, President of Ash USA, President of Medical and Industrial Equipment, President of National Refining Co. and President of Canadian Dental Supply Company. Mr. Heaps has 30 years of multinational corporate management experience in North America and Europe at all levels of product development, financing and marketing, with recent in depth involvement in Canadian information services and database environments, procedures and development processes. Mr. Heaps graduated from the University of British Columbia with a business major. He attended York University and added business and financial postgraduate courses. He also attended University of Chicago taking additional marketing courses.

Kenneth B. Liebscher, President, Director. Mr. Liebscher, 56, is an international businessman with 28 years of executive management experience. He was 22 years with the world's largest dental products manufacturer, DENTSPLY INTERNATIONAL INC. He held several positions culminating as the Manager of their West Coast division, headquartered in San Francisco, CA. Mr. Liebscher was recruited by a major European based competitor, IVOCLAR LIECHTENSTEIN, to lead their entry into the North American market and within two years became Executive Vice President of Sales and Marketing and helped expand this company 's sales to 300 million dollars U.S. before retiring. Mr. Liebscher became a Director of E.T.C., a publicly traded company, in 1992 and became President of it's wholly owned subsidiary, The Electric Car
Company. In 1994 he led a team that developed the Ml- 6 prototype electric car from the ground up. Mr. Liebscher serves on the Board of Directors of several public companies listed on the Vancouver and U.S.
Stock Exchanges.  Mr. Liebscher is graduate of St. George's School,
Vancouver B.C. and also attended the University of British Columbia.

Bernard Teitelbaum, Vice President Sales and Marketing. From 1990 until 1994, Mr. Teitelbaum, 49, was with DENTSPLY CANADA LTD. as
Director of Sales and Marketing. He was fully responsible for sales and marketing for both business units i.e. the dental laboratory and dental equipment divisions. He launched the Trublend SLM, the largest single tooth company, launched in the Corporation's history with 100% dealer network penetration. From 1986 until 1992, Mr. Teitelbaum continued with Dentsply as Sales Manager of the Laboratory Products
Business Unit. He successfully launched, in the European market, a tooth line called Biodent into a 50 % dealer distribution network and also captured 33 % of the market share in Europe with pre-mixed opaquing porcelain called Biopaque. From 1981 until 1986, he was Treasurer and Controller of DENTSPLY CANADA LTD. and was an Officer and Director of DENTSPLY CANADA LTD. Operating Divisions. He was directly responsible for the full financial reporting, planning, data processing and asset management for all Canadian businesses of DENTSPLY INTERNATIONAL INC. From 1977 until 1981, Mr. Teitelbaum was with DENCO, A DIVISION OF MCGAW SUPPLY LTD. as Assistant Controller. Mr. Teitelbaum graduated from University of Toronto in 1971 with a Bachelor of Commerce degree. He took additional courses at Osgoode Hall Law school in the L.L.B. program, Sir Wilfred Laurier University in export management, University of Toronto in strategic planning, intermediate accounting & auditing. He also took courses at Xerox York, Pennsylvania in professional selling skills and has attended many one and two day special interest courses in sales and marketing management.

Dr. Izchak Barzilay, Director.   Dr. Barzilay, 42, graduated from the
University of Toronto with a Bachelor of Science Degree in 1979. He obtained s DDS from the Faculty of Dentistry, University of Toronto in 1983. He then put in a one-year Faculty Internship Program with the Department of Oral Medicine and Pathology at the University of Toronto,
Faculty of Dentistry.   Dr. Barzilay, at the Eastman Dental Center,
University of Rochester, obtained his Specialty Certificate in Prosthodontics in 1986. He continued on in the Department of Dental Research, University of Rochester and obtained his Masters Degree in 1991. Dr. Barzilay has been in private practice in Toronto as a Prosthodontist since 1987. He is an Associate in Dentistry, Department of Prosthodontics, Faculty of Dentistry, University of Toronto. Dr. Barzilay is on staff at the Toronto Hospital and is Head of the Division of Prosthodontics, Mount Sinai Hospital. He is also on the Editorial Board of Dental Implant Perspectives. Dr. Barzilay's professional experience, includes the following: Faculty Internship at the University of Toronto, Clinical Instructor in Oral Diagnosis and Emergency Departments, Resident Dentist, University of Toronto Mobile Dental Clinic for the Disabled Resident and Department of Dentistry, Moose Factory General Hospital. Izchak was in private practice in General Dentistry in 1984. Between 1985 and 1986 he attended at the Genesee Hospital, Prosthodontics. Between 1986 and 1987 he was at Strong Memorial Hospital in Prosthodontics, attending. He was Assistant Professor, Department of Prosthodontics, Eastman Dental Center, Rochester, NY, and a Member - Executive of the Ontario Study Club for Osseointegration between the years of 1991 and 1993. In 1991, he was President of the Ontario study Club for Osseointegration. Research activities are many and varied in the area of Cured, Composite Resins, Titanium Implants, Light-cured Composite Resins, Bonding Composite Resins, Evaluation of Porcelain Repair Materials and from 1996, Clinical Evaluation of BITEM, our Intraoral Thermo Elastic Material. Dr. Barzilay is a member of Alpha Omega Dental Fraternity, The Canadian Dental Association, the American College of Prosthodontist, American Association for Dental Research, Ontario Study Club for Osseointegration, American Association of Dental Research

Implantology Group, Canadian Academy of Restorative Dentistry & Prosthodontics, the Academy of Prosthodontics -Fellow, Academy of Dentistry International Fellow and in many more. Dr. Barzilay has received many honors and awards, and has lectured and published extensively. Dr. Barzilay has done our main clinical study of the BITEM product and he has become our Foremost Authority in this particular Product.

ITEM 11.  EXECUTIVE COMPENSATION.    To date, none of the officers have received
any compensation.

Board of Directors Compensation. Members of the Board of Directors will receive a yet to be determined per meeting if these Directors are not separately compensated by ThermoElastic and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by ThermoElastic. Director liability insurance may be provided to all members of the Board of Directors. ThermoElastic has not yet obtained such insurance and does not have any specifics for available cost and coverage. ThermoElastic does not have a specific time frame to obtain the
insurance.   No differentiation is made in the compensation of "outside directors" and those officers of ThermoElastic serving in that capacity.

Conflicts of Interest Policy. ThermoElastic has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of ThermoElastic's Board of Directors. The Bylaws of ThermoElastic provide that no such transactions by ThermoElastic shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of ThermoElastic or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of these interested directors; or (ii) the fact of the common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the common shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to ThermoElastic at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of ThermoElastic or a committee thereof which approves such transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are currently 17,338,164 common shares outstanding. The following tabulates holdings of shares of ThermoElastic by each person who, subject to the above, at the date of this Registration, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of ThermoElastic individually and as a group.

                 Shareholdings at Date of
                    This Registration

                               Number            Percentage of
Name and Address               of Shares(1)      Outstanding Shares

Rosemarie Berman                 1,653,207         9.54%
PH 105
1131 Steeles Avenue West
Toronto, Ontario

Dennis Epstein                      29,000         .17%
14 Chicora Avenue
Toronto, Ontario M5R 1T6

Kenneth B. Liebscher                    0            0%
1180 - 666 Burrard Street
Vancouver, B.C. V6C 2X8

Fred J. Heaps                           0            0%
390 Edgeley Boulevard, Unit 18
Concord, Ontario L4K 3Z6

Bernard Teitelbaum                      0            0%
390 Edgeley Boulevard, Unit 19
Concord, Ontario L4K 3Z6

Lawrence Pinkney                    1,000            01%
1695 Lincolshire Blvd
Mississauga, Ontario L5E 2T2

Dr. Lorne Berman                3,222,533         18.59%
Ste. 4
2267 Islington Avenue
Toronto, Ontario M9W 1R4

Dr. Stephen Rivers                    500          .003%
1 Corwin Cres.
Toronto, Ontario M3H 129

Dr. Ila Berman                        500             0%
1106 Felicity St.
New Orleans, LA 70130

Dr. Gregory K. Slater                 500             0%
2 Bloor St. W.
Cumberland Terrace
Toronto, Ontario M4W 3E2

Dr. Izchak Barzilay                   500             0%
18 Green Acres Road
Thornhill, Ontario L4J 4S1

Bonnie D. Walton                        0             0%
Suite 906
94 Cumberland Street
Toronto, Ontario M5R 1A3

Dr. Sondra Black                1,629,661          9.40%
21 Roxborough Lane
Thornhill, Ontario Canada
L4J 4T1

Grace Maitland Carter           3,197,534         18.44%
14 Chicora Avenue
Toronto, Ontario Canada

Howard Kerbel                   3,223,033         18.59%
120 Wembley Rd.
Toronto, Ontario Canada
M6C 2G6

Joshua Kerbel                   1,670,411          9.63%
525 Chaplin Crescent,
Apt. 815
Toronto, Ontario Canada

Officers and Directors
   As a Group (11 persons)      3,254,533         18.77%


(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.
Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

None of the officers, directors, principal shareholders or holders of more than 5% of ThermoElastic common stock own any of the Series A or Series B Warrants.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 2, 1999, ThermoElastic Delaware entered into a contract with Vista Developments Ltd., in which Vista would provide required marketing, promotion and sales services. The contract stipulates such services will cost $150,000 per annum, payable $12,500 per month, plus certain stock options and commissions above stipulated sales levels.

On February 8, 1999, ThermoElastic Delaware entered into a five-year contract with Gritell International Limited, in which Gritell would provide certain management, business and financial advice and expertise. As amended April 1, 1999, Gritell will receive $6,000 per month for its services until further notice plus certain expenses. The original compensation terms outlined in the contract were $13,334 per month during the first year, $20,000 per the month during the second and third years, and $33,334 per month during the fourth and fifth years. Gritell has reserved the right to demand payment of any unpaid accrued balances.

On February 22, 1999, ThermoElastic Delaware entered into a five-year contract with Trilock Financial Corporation, in which Trilock would provide certain management, business and financial advice and expertise. As amended April 1, 1999, Trilock will receive $3,000 per month plus certain other expenses for its services until further notice. The original compensation terms outlined in the contract were $6,666 per month during the first year, $10,000 per month during the second and third years, and $16,666 per month during the fourth and fifth years. Trilock has reserved the right to demand payment of any unpaid accrued balances.

All of the above agreements have been continued by us after the merger.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)DOCUMENTS FILED

1. Financial Statements. The financial statements of the Company and report of independent accountants are included immediately following the signature page of this report.

2.     Exhibits.

SEC
REFERENCE
NUMBER                    TITLE OF DOCUMENT


(3)               Articles of Incorporation incorporated by reference to Form
                  10SB filed November 25, 1998
(3.2)             Amendment to Articles of Incorporation dated August 25, 1998
                  incorporated by reference to     Form 10SB filed November 25,
                  1998
(3.3)             Bylaws incorporated by reference to Form 10SB filed November
                  25, 1998
(3.4)             Articles of Merger between ThermoElastic and LPR Cybertek,
                  Inc. incorporated by reference to Form 8-K dated July 30, 1999
(4)               Specimen certificate for common stock
(4.1)             Specimen Warrant certificate
(10)              Acquisition Agreement between Apple
                  Dental Ventures and Grittell International
                  Dated 9/23/98
(10.1)            Acquisition Agreement between Apple
                  Dental Ventures and Grittell International
                  Dated 12/28/98, as amended.
(10.2)            Acquisition Agreement between Apple
                  Dental Ventures and Grittell International
                  Dated 2/2/99, as amended.
(10.3)            Licensing Agreement by and between
                  ThermoElastic and Apple Dental Ventures dated 2/8/98
(11)              Computation of Earnings per Share
(27)             Financial Data Schedule


  SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Blaine, State of Washington on the 11th day of January, 2000.

                          ThermoElastic Technologies, Inc.


                             /s/ Kenneth B. Liebscher
                             -------------------------------
                             By Kenneth B. Liebscher
                                President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature                     Capacity                  Date

/s/Dennis Epstein             Director              January 12,2000
-----------------------
Dennis Epstein

/s/Kenneth B. Liebscher       President/Director    January 12,2000
-----------------------
Kenneth B. Liebscher

/s/Fred J. Heaps              CEO/Director          January 12,2000
-----------------------
Fred J. Heaps

/s/Lawrence Pinkney           CFO/Controller        January 12,2000
------------------------

/s/Dr. Lorne Berman           Director              January 12,2000
------------------------

/s/Dr. Stephen Rivers         Director              January 12,2000
------------------------
Dr. Stephen Rivers

/s/Dr. Ila Berman             Director              January 12,2000
------------------------
Dr. Ila Berman

/s/Dr. Gregory K. Slater      Director              January 12,2000
------------------------
Dr. Gregory K. Slater

/s/Dr. Izchak Barzilay        Director              January 12,2000
------------------------
Dr. Izchak Barzilay

Bonnie D. Walton              Director              January 12,2000
------------------------
Bonnie D. Walton

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                              FINANCIAL STATEMENTS

                          FOR THE PERIOD FROM INCEPTION
                    (JANUARY 21, 1999) to SEPTEMBER 30, 1999

                                Table of Contents

------------------------------------------------------------------------


Report of Independent Certified Public Accountants                 F - 1


Balance Sheet                                                      F - 2


Statement of Operations                                            F - 3


Statement of Stockholders' Equity                                  F - 4


Statement of Cash Flows                                            F - 5


Notes to Financial Statements                            F - 6 to F - 13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of ThermoElastic Technologies, Inc.

We have audited the accompanying balance sheet of ThermoElastic Technologies, Inc., a development stage entity, as of September 30, 1999 and the related statements of operations, stockholder's equity and cash flows for the period from inception (January 21, 1999) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoElastic Technologies, Inc. as of September 30, 1999 and the results of its operations and its cash flows for the period from inception (January 21, 1999) to September 30, 1999, in conformity with generally accepted accounting principles.






Meeks, Dorman & Company, P.A.


Longwood, Florida
December 23, 1999

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced significant losses and has negative working capital at September 30, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page F-2

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                                  Balance Sheet
                               September 30, 1999

============================================================================

ASSETS

Current assets:
  Cash                                                          $     26,926
  Accounts receivable                                                    663
  Inventory                                                           11,000
  Travel advances                                                      3,000
----------------------------------------------------------------------------
    Total current assets                                              41,589
----------------------------------------------------------------------------
  Fixed assets, net of accumulated depreciation of $344                3,680
----------------------------------------------------------------------------

Other assets:
  Website                                                              9,021
  Product rights (Note 3)                                            250,000
----------------------------------------------------------------------------
    Total other assets                                               259,021
----------------------------------------------------------------------------
  Total Assets                                                       304,290
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     9,025
  Due to related parties (Note 4)                                     15,460
  Product rights payable (Note 3)                                     75,000
----------------------------------------------------------------------------
    Total current liabilities                                         99,485
----------------------------------------------------------------------------
Commitments and contingencies (Notes 7 & 8)

Stockholders' equity (Note 6)
  Preferred stock, par value $.0001,
   20,000,000 shares authorized, no shares issued                          -
  Common stock, par value $.0001, 100,000,000 shares authorized        1,720
   17,200,000 shares issued and outstanding
  Additional paid-in capital                                         569,473
  Deficit accumulated during the development stage                  (361,267)
  Accumulated other comprehensive income:
   Foreign currency translation adjustments                           (5,121)
-----------------------------------------------------------------------------
 Total stockholders' equity                                          204,805
-----------------------------------------------------------------------------

 Total Liabilities and Stockholders' Equity                    $     304,290
============================================================================
  The accompanying notes are an integral part of these financial statements.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                             Statement of Operations
                          For The Period From Inception
                    (January 21, 1999) to September 30, 1999

==============================================================================


Revenue                                                         $        3,437

Cost of sales                                                            1,817
------------------------------------------------------------------------------
Gross profit                                                             1,620
------------------------------------------------------------------------------
Operating expenses                                                     362,887
------------------------------------------------------------------------------
Net loss                                                              (361,267)
------------------------------------------------------------------------------
Other comprehensive income:
  Foreign currency translation loss                                     (5,121)
------------------------------------------------------------------------------
Total comprehensive loss                                        $     (366,388)
------------------------------------------------------------------------------
Net loss per share                                              $         (.03)
------------------------------------------------------------------------------
Weighted average common shares outstanding                          12,219,763
===============================================================================
  The accompanying notes are an integral part of these financial statements.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                        Statement Of Stockholders' Equity
                          For the Period From Inception
                    (January 21, 1999) to September 30, 1999

===============================================================================

                                        Common Shares
                            -------------------------------------                          Deficit
                                                                       Accumulated        Accumulated
                            Number                     Additional          Other            During the            Total
                              of                        Paid-In         Comprehensive     Development         Stockholders'
                            Shares       Amount         Capital            Income             Stage              Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE, January 21, 1999     -        $    -        $      -       $      -               $    -            $       -

 Shares issued to TTI
  shareholders in reverse
  acquisition              17,200,000        1,720         (1,720)         -                    -                    -
Issuance of common stock
  to founders for cash     13,050,000        1,305          -              -                    -                   1,305
 Issuance of common stock
  to founders for product
  rights                      100,000           10         20,000          -                    -                  20,010
 Issuance of common stock
  in connection with
  private offering for cash   666,400           67        699,533          -                    -                 699,600
Cost of acquiring LPR
  Cybertek                    -               -          (149,722)         -                    -                (149,722)
 Conversion of TTI shares to
  LPR shares              (13,816,400)     (1,382)          1,382          -                    -                    -
 Net loss                     -             -               -              -                 (361,267)           (361,267)
 Foreign currency translation
  Adjustments                 -               -             -           (5,121)                -                   (5,121)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30,
  1999                     17,200,000  $    1,720    $   569,473    $   (5,121)            $ (361,267)       $    204,805
---------------------------------------------------------------------------------------------------------------------------
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                             Statement of Cash Flow
                          For the Period From Inception
                    (January 21, 1999) to September 30, 1999

===============================================================================


Cash flows from operating activities:
  Net loss                                                      $     (366,388)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
   Depreciation                                                            344
  Changes in assets and liabilities:
   Accounts receivable                                                    (663)
   Inventory                                                           (11,000)
   Travel advances                                                      (3,000)
   Accounts payable                                                      8,479
   Due to related parties                                               15,460
   Product rights payable                                               75,000
------------------------------------------------------------------------------
Net cash used for operating activities:                               (281,768)
------------------------------------------------------------------------------
Cash flows from investing activities:
 ..Cash acquired in reverse acquisition                                      81
  Purchase of  product rights                                         (230,000)
  Purchase of website                                                   (9,021)
  Purchase of equipment                                                 (3,445)
------------------------------------------------------------------------------
Net cash used for investing activities:                               (242,385)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of common stock                                             700,915
  Cost of acquiring LPR Cybertek                                      (149,836)
------------------------------------------------------------------------------
Net cash provided by financing activities:                            (551,079)
------------------------------------------------------------------------------
  Net increase in cash                                                  29,926
  Cash, beginning of period                                                -
------------------------------------------------------------------------------
Cash, end of period                                               $     26,926
==============================================================================
Supplemental disclosures of
  cash flow information:
------------------------------------------------------------------------------
  Cash paid for interest                                          $        -
  Cash paid for income taxes                                      $        -
  Purchase of product rights through
   issuance of stock                                              $     20,000
  Liabilities not assumed in reverse acquisition                  $      2,235
==============================================================================
   The accompanying notes are an integral part of these financial statements.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements

==============================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operations - ThermoElastic Technologies, Inc., a development stage
--------------------
entity (the "Company" or "TTI"), was incorporated on January 21, 1999, in the State of Delaware to carry on the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. On July 15, 1999, the Company entered into a reverse acquisition agreement with LPR Cybertek ("LPR") to become a publicly traded Company incorporated under the laws of the State of Colorado (See Note 2). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Dependence on Future Financing - The Company is newly organized, and has
------------------------------
sustained losses since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to raise additional financing through public or private equity financings, or secure other sources of financing.

The Company has minimal revenues from operations and is subject to the risks, expenses, and uncertainties frequently encountered by companies in the development stage. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Wholly-Owned Subsidiary - On June 14, 1999, the Company filed articles of
----------------------
incorporation for a wholly-owned subsidiary, ThermoElastic Technologies (Canada), Inc., a Canadian corporation. As of September 30, 1999, no activity had taken place in the subsidiary.

Cash Equivalents - The Company considers all highly liquid investments with an
----------------
original maturity of three months or less as cash equivalents.

Inventory - Inventory is stated at the lower of cost or market on a first-in,
---------
first-out ("FIFO") basis.

Fixed Assets - Fixed assets are stated at cost.  Depreciation is provided for
------------
fixed assets over the estimated useful life of the asset using a straight-line method.

Other Assets - Other assets includes intangible assets consisting of product
------------
rights and a website carried at cost. These intangible assets will be amortized on a straight-line basis over their estimated useful lives once the Company commences operations.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements


==============================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Income Taxes - The Company follows the provisions of Statement of Financial
------------
Accounting Standard No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets  - In March 1995, Statement of Financial Accounting Standards
-----------------
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets.

Earnings Per Share - The Company has adopted Statement of Financial Accounting
------------------
Standards No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computation as of September 30, 1999 were as follows:
                         ===============================
                         Basic EPS            12,219,763
                         ===============================
                         Diluted EPS          12,219,763
                         ===============================

                        THERMOELASTIC TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements


==============================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Comprehensive Income - The Company has adopted Statement of Financial Accounting
--------------------
Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. This schedule has been included in the statement of operations and statement of stockholders' equity.

Fair Value Of Financial Instruments - The carrying value of cash and cash
-----------------------------------
equivalents, accounts receivable, accounts payable, due to related parties, and product rights payable, approximates fair value due to the relatively short maturity of these instruments.

Impact of Year 2000 Issue - During the period ended September 30, 1999, the
-------------------------
Company conducted an assessment of issues related to the Year 2000 and determined that there were no modifications needed in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. At this time, the Company cannot determine the impact the Year 2000 will have on its key suppliers. If the Company's suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these in order to reduce the impact on the Company.

Disclosures About Segments of An Enterprise and Related Information - The
-------------------------------------------------------------------
Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" which changes the way public companies report information about segments. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. The Company does not have any disclosure requirements under this standard.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting
--------------------------------
Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Activities," ("SFAS No.133").
This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements


==============================================================================

NOTE 2 - ACQUISITION
--------------------

On July 15, 1999, the Company entered into a reverse acquisition agreement with LPR Cybertek, to become a publicly traded company. In the transaction, LPR acquired all the outstanding common stock of TTI. LPR was incorporated on January 30, 1995 under the laws of the State of Colorado. LPR had been in the development stage since inception, and had been unsuccessful in developing and managing computer websites. LPR had been substantially inactive since 1997. Upon completion of the acquisition, LPR Cyberteck was renamed TheromoElastic Technologies, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of TTI, with TTI as the acquirer. The Colorado corporation is the surviving legal entity, and the stock of TTI has been retroactively adjusted for a common stock split reflecting the legal entity's stock balance as of September 30, 1999. Losses from operations for LPR are included in the statement of operations for the period from July 15, 1999 through September 30, 1999.

The transaction called for the issuance of 1 share of LPR stock for each 100 shares of TTI stock outstanding. This will result in 138,164 shares of common stock being issued at a par value of $.0001, or $14. This stock had not been issued as of the date of these financial statements. The Company also paid $149,836 to the holders of LPR Cybertek common stock in order to complete the acquisition. This amount has been charged to additional paid-in capital.


NOTE 3 - PRODUCT RIGHTS
-----------------------

The Company has entered into an exclusive agreement to acquire the rights and related privileges to manufacture, market, distribute and sell by retail, wholesale or any other method, the "BITEM" products. These products are protected by U.S., Canadian and European patents, and all divisional patents for non-dental applications, along with improvements, variations and changes to these patents for the entire world for a term which is the longer of 25 years or the life of the patents or any extension or amendments of the patents.

For granting this exclusive license, the licensor will receive, the following:

(a)    A royalty calculated as follows:

(i)    5% of the first $25,000,000 in gross annual income, and
(ii)   3.5% of the next $25,000,000 in gross annual income, and
(iii)  2.5% of gross annual income exceeding $50,000,000.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements


==============================================================================

NOTE 3 - PRODUCT RIGHTS (CONTINUED)
-----------------------------------

(b) A consulting agreement for a 3-year term, a maximum of Canadian $60,000 (US $40,830 as of September 30, 1999) per year for further research and development of new products, marketing and training. This agreement shall be renewable on mutual consent for two successive periods of two years.

(c) The right to purchase 100,000 common shares, par value of $.0001 per share, at $.20 per share, or $20,000. This right has been exercised as of the date of these financial statements.

(d) A two-year option to purchase 100,000 common shares at $1.00 per share. The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At September 30, 1999, $75,000 remained in product rights payable.

Product rights will begin being amortized once business activities commence.

NOTE 4 - DUE TO RELATED PARTIES
-------------------------------

The Company has entered into management consulting fee contracts with Vista Developments, Ltd., Gritell International Limited, Trilock Financial Corporation and PEL Moulds, Inc. as described further in Note7 - Commitments. Vista Developments, Ltd. is a shareholder in the Company. Gritell International Limited, Trilock Financial Corporation and PEL Moulds, Inc. are owned by shareholders of the Company.

Due to related parties consisted of the following at September 30, 1999:
                      ======================================
                      Gritell International     $     14,460
                      PEL Moulds, Inc.                 1,000
                      --------------------------------------
                            Total               $     15,460
                      ======================================

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements


===============================================================================

NOTE 4 - DUE TO RELATED PARTIES (CONTINUED)
-------------------------------------------

Management fees and other expenses paid or accrued to related parties consisted of the following at September 30, 1999:
                       ======================================
                       Gritell International         $ 76,017
                       Vista Developments, Ltd.        93,750
                       Trilock Financial Corporation   26,750
                       PEL Moulds, Inc.                32,464
                       --------------------------------------

                              Total                  $228,981
                       ======================================


NOTE 5 - INCOME TAXES
---------------------

The components of the net deferred tax assets consist of the following at September 30, 1999:
==============================================================================
   Deferred tax assets:
     Net operating loss carryforwards                            $     142,700
------------------------------------------------------------------------------
     Gross deferred income tax assets                                  142,700
     Valuation allowance                                              (142,700)
------------------------------------------------------------------------------
     Total deferred income tax assets                                        -
     Total deferred income tax liabilities                                   -
------------------------------------------------------------------------------
     Net deferred income tax assets                                          -
==============================================================================

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:
==============================================================================
     Federal income taxes at statutory rates                             34.0%
     State taxes, net of federal benefit                                  5.5%
------------------------------------------------------------------------------
     Net deferred income tax assets                                      39.5%
==============================================================================

Unused net operating losses for income tax purposes, expiring in various amounts through 2014, of $361,267 are available at September 30, 1999 for carryforward against future years' taxable income. The tax benefit of these losses of approximately $142,700 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets be realized.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements


==============================================================================

NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

The Company issued a total of 13,150,000 common shares to its founders for $1,305 in cash and $20,010 of product rights. In addition, the Company issued 666,400 common shares for $999,600 in a private placement. The Company paid $300,000 in fees due under an investor relations consulting agreement.

In the Company's private offering, each share of common stock issued includes one Series A warrant, exercisable for one share of common stock at a price of $3.00, and one Series B warrant, exercisable for one share of common stock at a price of $4.00. The warrants are exercisable at any time after April 30, 2000. Both Series A and Series B warrants expire December 31, 2001. The Company may redeem its warrants with 30 days written notice at a price of $0.01 per warrant. See Note 10 regarding the reduction in the exercise price of the warrants subsequent to year-end.

The Company also has 100,000 options outstanding to purchase common shares at $1.00 per share.

In connection with the Company's reverse acquisition (see Note 2), the Company's stock has been adjusted for a forward split from 13,816,400 shares outstanding to 17,200,000 shares outstanding, to equal the LPR stock outstanding. Warrants outstanding from the Company's private offering were also adjusted on a 1 for 100 share basis in the reverse acquisition, resulting in 6,664 Series A and B warrants outstanding at September 30, 1999.


NOTE 7 - COMMITMENTS
--------------------

On February 2, 1999, the Company entered into a contract with Vista Developments Ltd., in which Vista would provide required marketing, promotion and sales services. Vista Developments, Ltd. is a shareholder of the Company. The contract stipulates such services will cost $150,000 per year, payable $12,500 per month, plus certain stock options and commissions above stipulated sales levels.

On February 8, 1999, the Company entered into a five-year contract with Gritell International Limited, in which Gritell would provide certain management, business and financial advice and expertise. Gritell International Limited is owned by a stockholder of the Company. As amended April 1, 1999, Gritell will receive $6,000 per month for its services until further notice plus certain expenses. The original compensation terms outlined in the contract were $13,334 per month during the first year, $20,000 per the month during the second and third years, and $33,334 per month during the fourth and fifth years. Gritell has reserved the right to demand payment of any unpaid accrued balances.
Gritell International Limited is owned by a stockholder of the Company.

                        THERMOELASTIC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Notes to Financial Statements



NOTE 7 - COMMITMENTS (CONTINUED)
--------------------------------

On February 22, 1999, the Company entered into a five-year contract with Trilock Financial Corporation, in which Trilock would provide certain management, business and financial advice and expertise. As amended April 1, 1999, Trilock will receive $3,000 per month plus certain other expenses for its services until further notice. The original compensation terms outlined in the contract were $6,666 per month during the first year, $10,000 per month during the second and third years, and $16,666 per month during the fourth and fifth years. Trilock has reserved the right to demand payment of any unpaid accrued balances.

NOTE 8 - OPERATING LEASE COMMITMENTS
------------------------------------

The Company leases two vehicles under operating leases with four-year terms. Rent expense for the period ended September 30, 1999 was $12,220. The Company leases two offices under operating leases with terms of one year or less. Rent expense for the period ended September 30, 1999 was $7,880. Future minimum lease payments under the vehicle leases, are as follows:

                       2000           $     13,712
                       2001                 13,712
                       2002                 13,712
                       2003                  7,392
                       ----------------------------
                       Total          $     48,528

NOTE 9 - GOING CONCERN
----------------------
As shown in the accompanying financial statements, the Company incurred net losses of $366,388 since inception. The Company's current losses exceed its current liabilities by $57,896, and the Company is experiencing liquidity problems. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company intends to generate cash flows from operations and from proceeds on the exercise of warrants. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - SUBSEQUENT EVENT
--------------------------

On November 22, 1999, the Company reduced the exercise price of its Series A and Series B warrants from $3.00 and $4.00 per warrant to $2.00 and $3.00 per warrant, respectively.

EXHIBIT 4


NUMBER                                                  SHARES

                    THERMOELASTIC TECHNOLOGIES, INC.
          Incorporated Under the Laws of the State of Colorado

Common Stock Par Value $.0001                            CUSIP

            THIS CERTIFIES THAT

            IS THE OWNER OF

FULLY PAID and NONASSESSABLE Shares of ThermoElastic Technologies, Inc., transferable only on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This certificate is not valid unless countersigned and registered by the Transfer Agent and Registrar

   Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.


Secretary                                                   President

EXHIBIT 4.1


WARRANT CERTIFICATE SERIES A
(With Purchase Form)

ThermoElastic Technologies, Inc.

Series A Warrant to Purchase Common Shares at $2.00

Dated: April 30, 2000

VOID AFTER 4:00 PM (EASTERN STANDARD TIME)
ON DECEMBER 31,nd 2001

WARRANT A $2.00 Certificate number WA-"Merge Record"


TRANSFER RESTRICTED. -- Except as may be expressly provided in an applicable legal opinion or in the Offering Memorandum under which this Warrant Certificate was originally issued, TRANSFER OF THESE
WARRANTS AND OF ANY SHARES ISSUABLE HEREUNDER TS RESTRICTED AND MAY NOT BE MADE WITHOUT DELIVERY OF A CURRENT PROSPECTUS UNDER A REGISTRATION STATEMENT. Warrants are immediately detachable and separately transferable from the common stock with which they were day preceding redemption).

Other Terms of Warrants.

1. Exercise of Warrants. While and to the extent exercisable, upon presentation and surrender of this original, manually signed Certificate (with the attached Purchase Form duly manually executed) to the Office of the Company or any replacement warrant agent, together with cash or a certified or bank cashier's check (or wire transfer) payable to the Company in the amount of the Exercise Price times the number of shares being purchased, the Company shall deliver to the holder hereof, as promptly as practicable, certificates representing the number of shares being purchased. This Warrant Certificate may be exercised in whole or in part; and in case of exercise hereof in part only, the Company or Transfer Agent, upon surrender hereof, will deliver to the holder a new Warrant Certificate or Warrant Certificates of like tenor entitling said holder to purchase the remaining number of Shares as to which this Warrant Certificate has not been exercised.

2. Exchange and Transfer. Prior to exercise, expiration or redemption, this Warrant Certificate upon its presentation and surrender to the Company may be exchanged, alone or with other Warrant Certificates of like tenor registered in the name of the same holder, or assigns, for another Warrant Certificate or Certificates of like tenor in the name of such holder, or assigns, exercisable for the same aggregate number of Shares as the surrendered Warrant Certificate(s). This Warrant may not be sold, transferred, hypothecated, or assigned before the Exercise Period except to Company officers or members of any broker dealer selling group participating in the Company's Regulation D, Rule 504 Offering.

3. Rights and Obligations of Warrant Ho1ders. The holder of this warrant Certificate shall not, by virtue hereof, he entitled to any rights of a shareholder in the Company, either at law or in equity. However, upon exercise of some or all of the Warrants represented hereby, such holder shall, for all purposes, be deemed to have become the holder of record of such Common Shares on the date on which this Warrant Certificate, together with a duly executed Purchase Form, was surrendered and payment of the purchase price was made, irrespective of the date of delivery of any share certificates. The rights of the holder of the Warrant Certificate are limited to those expressed herein and the holder of this Certificate, by acceptance hereof, consents to and agrees to be bound by, and to comply with, all the provisions of this Warrant Certificate, including without limitation all the obligations imposed upon the holder hereof by "Restrictions an Exercise and/or Disposition of Warrants or Shares", Section 5 herein. In addition, the holder of this Warrant Certificate by accepting same, agrees that the Company and its Warrant Agent may deem and treat the person in whose name this Warrant Certificate is registered as mile absolute, true and lawful owner for all purposes whatsoever.

4. The Shares. The Company covenants and agrees that all Shares delivered upon exercise of this Warrant will be duly and validly authorized and issued, fully-paid and non-assessable, and free from all liens and charges with respect to the purchase thereof. In addition, the Company agrees at all time to reserve and keep available an authorized number of Shares sufficient to permit the exercise in full of all outstanding Warrants represented hereby.

5. Restrictions on Exercise and/or Disposition of Warrants or Shares. The holder of this Warrant Certificate and Deny transferee hereof, by their acceptance hereof, hereby agrees that a) no public distribution of any interest in these Warrants or Shares issuable hereunder will be made in violation of the provision of the Securities Act of 1933, as amended, or the Rules and Regulations promulgated thereunder (collectively referred to as the "Act"), and (b) during the period transfer is restricted including the Exercise Period of the Warrants, if delivery of a prospectus with respect to these warrants or the Shares issuable hereunder may be required by the Act, no-public distribution of the Warrants or such Shares, or exercise of the Warrants, will be made in a manner or on terms different from those set forth in, or without delivery of, prospectus then meeting the requirements of Section 10 of the Act and in compliance with all applicable state laws. The holder of this Warrant Certificate and any such transferee hereof further agree that if any distribution of any of these Warrants or Shares issuable hereunder is proposed to be made by them otherwise than by delivery of a prospectus meeting the requirements of Section 10 of the Act, such action shall be taken only after submission to the Company of an opinion of counsel, reasonably satisfactory in form and substance to the Company's counsel, to the effect that the proposed distribution will not be in violation of the Act or of applicable state law. Furthermore, it shall be a condition to the transfer of the warrants and Shares that any transferee thereof shall deliver to the Company a signed written agreement to accept and be bound by all of the terms and conditions of the Warrant Certificate.

6. Redemption of Warrants. The Warrants are redeemable by the Company during the Exercise Period, upon written notice of not less than 30 days, at a redemption price of $0.01 per Warrant. Warrants are redeemable, in whole or in part (ratably or on any other bases determined by the Board of Directors to be reasonable and in the best. interest of the Company, nonexclusively including based on the size of Warrant Certificates, the location of holders, the size of Warrant holdings, or the activity of or responsiveness of Warrant holder). Warrants expire at the usual close of business on the business day next proceeding the redemption date.

7. Indemnification and Notification.

(a) The Company will indemnify and hold harmless each holder of these Warrants or Shares issuable thereunder, and each person, if any, who controls such holder within the meaning of Section 15 of the Act, from and against any and all losses, claims, damages, expenses and liabilities caused by any untrue, statement of material fact contained in any registration statement, or contained in a prospectus furnished thereunder or caused by any misleading omission or misleading misstatement of material fact(s) required to be stated therein or necessary to make the statements therein not misleading. However, the foregoing shall not apply insofar as such losses, claims, damages, expenses and liabilities are caused by such untrue statement or omission which is based upon information furnished in writing to the Company by any such holder expressly for use in any registration statement or prospectus.

(b) Promptly after receipt by any holder of these warrants or Shares issuable thereunder, of a notice of the commencement of any action, said holder will, if a claim in respect thereof is to be made against the Company under this Section, notify the Company in writing of the commencement thereof but the omission to notify the Company will not relieve it from any liability which it may have to them otherwise than under this Section. In case any such action is brought against any holder of warrants and/or Shares issuable thereunder, and the Company is notified of the commencement thereof as provided herein, the Company will be entitled to participate in, and, to the extent that it may wish, assume the defense thereof, with counsel satisfactory to such holder, and after notice from the Company to such holder of the Company's election so to assume the defense thereof, the Company will not be liable under this Section for any legal or other expenses subsequently incurred by such holder in connection with the defense thereof other than reasonable costs of investigation.

(c) Each holder of these Warrants or Shares issuable thereunder, agrees to cooperate fully with the Company in effecting registration and qualification of the Warrants or Shares thereunder and of such distribution, and shall indemnify, defend and hold harmless the Company and any person who may control the company, each director of the Company, and each officer who signed any registration statement or amendment or supplement thereto from and against any and all losses, claims, in reliance upon information furnished to the Company by any such holder for inclusion therein.

8. Adjustment of Warrants. The Exercise Price and/or the number of Shares purchasable upon the exercise of each warrant is subject to adjustment from time to time upon occurrence of any of the events enumerated below;

(a) Distribution-of-Shares. In case the Company shall make any dividend or other distribution on the Shares, payable in common stock of the Company, then the Exercise Price in effect immediately prior to making of such distribution shall be adjusted to a price (computed to the nearest cent) determined by dividing (i) an amount equal to the product of (A) the number of Shares outstanding immediately prior to the making of such distribution and multiplied by (B) the Exercise Price, by (ii) the total number of Shares outstanding immediately following the making of such Distribution (including as then outstanding shares, the maximum number of Common Shares necessary to effect the conversion or exchange of all then outstanding convertible shares, options, or obligations theretofore issued in distribution on the Shares).

(c) Subdivision or Combination of Shares. In case the Shares issuable upon exercise of the Warrants shall be subdivided (stock split) into a greater, or combined or consolidated (reverse stock split) into a lesser, number of shares (whether with or without par value), the Exercise Price shall be decreased or increased, as the case may be, to an amount which shall bear the same relation to the Exercise Price in effect immediately prior to such subdivision or combination as the total number of Shares outstanding immediately after such subdivision or combination, bears to the number of Shares outstanding previously. The adjustment in the Exercise Price shall be made as of the effective date of the applicable event.

(d) Increase in Shares Per Warrant. Upon each adjustment of the Exercise Price as a result of calculations pursuant to this Section, each Warrant outstanding prior to the making of an adjustment in the Exercise price shall thereafter evidence the right to purchase, at the adjusted Exercise Price, the number of Shares (calculated to the nearest hundredth) obtained by (i) multiplying the number of Shares purchasable upon exercise of a Warrant prior to adjustment of the number of Shares, by the Exercise Price in effect prior to adjustment of the Exercise Price and (ii ) dividing the product so obtained by the Exercise Price in effect after such adjustment of the Exercise Price.

(e) Effect of Sale Merger, Consolidation. In case of any capital reorganization of the Company, or any reclassification of the Shares, Or in case Of the consolidation of the Company with or the merger of the Company into any other corporation, each Warrant after such capital reorganization, recla5sitication of Shares, consolidation or merger shall be exercisable, upon the terms and conditions specified in this Certificate, for the number if common Shares or other securities of the Company, or of the corporation resulting from such consolidation or surviving such merger, as the case may bee to which a holder of the Shares issuable (at the time of such capital reorganization, reclassification of shares, consolidation or merger) would be entitled if such exercise had taken place prior to the record date for determination of the rights of such a holder prior to said event; and in any case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the holders of the warrants shall be appropriately adjusted so as to be applicable, as nearly as may reasonable, to any shares of stock or other securities or property thereafter deliverable on the exercise of the Warrants, The subdivision or combination of Shares at any time outstanding into a greater or lesser number of Shares shall not by itself be deemed to be a reclassification of the shares of the Company for the purposes of this Section. Anything herein contained to the contrary notwithstanding, each warrant, following any sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation where such sale is to be followed by a dissolution or liquidation of the Company, shall remain exercisable until such dissolution or liquidation is effected, for such securities or property of the Company or of the corporation to which the sale was made as would have been issuable if such exercise had taken place prior to such sale.

(f) Notice to Warrant Holders of Adjustment. Whenever the Exercise Price is adjusted as herein provided, the Company shall cause to be mailed to the Warrant holders in accordance with the provisions of this Section, notice (i) stating that the Exercise Price and the number of Shares purchasable upon exercise of an Warrant have been adjusted, (ii) setting forth the adjusted Exercise Price and the adjusted number of Shares purchasable upon the exercise of a Warrant, and (iii) showing in reasonable detail the computations and the facts, including the amount of consideration received or deemed received, upon which the adjustment is based.

(g) Fractional Shares. The Company shall not be required to issue any fraction of a Share upon the exercise of Warrants, nor any scrip or other right, but rather same shall be deemed to expire except to the extent, if any, of any provision for a cash payment in lieu thereof. If more than one warrant shall be surrendered for exercise at one time by the same holder, the number of Shares whi.ch shall be issuable upon exercise thereof shall be computed on the basis of the aggregate number of Warrants so exercised. If any fractional interest in a Share shall be deliverable upon the exercise of any Warrants, the Company shall make an adjustment therefore in cash equal to such fraction multiplied by the average closing bid price of the Shares on the business day next preceding the day of exercise.

9. Survival. The various rights and obligations of the holder hereof and of the Company shall survive the exercise of the Warrant.
Certificate.

10. Notice. All notices required by this Warrant Certificate to be given or made by the Company shall be given or made by First Class Mail, postage prepaid, addressed to the registered holder hereof (or of Shares issuable hereunder), at the address of such holder as shown on the books of the Company.

11. Loss or Destruction. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant Certificate and upon delivery of an indemnity agreement satisfactory in form and amount to the Company, and in the case of any such mutilation, upon surrender and cancellation of the remains of this Warrant Certificate the Company at the holder's expense will execute and deliver, in lieu thereof, new Warrant Certificate of like tenor.

ThermoElastic Technologies, Inc.

By:
Name:     Mr. Kenneth B. Liebscher
Title:    President
Address:  5466 Canvasback Rd., Blaine,
          Washington 98230

Off:
Fax:
CORPORATE SEAL:


ATTEST:

By:
Name:

Secretary

(Purchase Form appears on next page.)

PURCHASE FORM

WARRANT CERTIFICATE, SERIES A



To:      Mr. Kenneth B. Liebscher
Title:   President
Address: 5466 Canvasback Rd, Blaine, Washington 98230,
Off:     (905) 760-9266
Fax:     (905) 660-0036


The undersigned hereby irrevocably elects to exercise the attached Warrant Certificate to the extent of "M Sh" Shares of the Company's authorized but unissued Common Stock, $0.0001 par value per share and
hereby makes payment of $      in payment of the purchase (exercise)
price thereof $2.00.

(Calculation of payment; number of shares x warrant price per share i.e.: 1000 shares x $2.00 = $ 2,000.00 payment)

Warrant Certificate: WA-"Merge Record#" "M Sh", Shares

Name:

(please typewrite or print in block letters the name on the warrant Certificate or a transferee. If a transferee is named, then the registered owner(s)signature(s) below must be guaranteed by a bank, below or in a separate letter or for in.

Address:
City/ST/zip
Telephone:
Date:                              Signature:
                                        Name:
                                       Title:
                 (if officer, trustee, etc.)
            All other Joint Owners must sign:
                                   Signature:
                                        Name:

EXHIBIT 10

TO:   APPLE DENTAL VENTURES
      BOB HUYBRECHTS, RDT

FAX:  905 775 5558

FROM: HOWARD E. KERBEL
      Counsel
      GRITELL INTERNATIONAL LTD.

FAX:  416 968 3424
TEL:  416 934 9998
MOB:  416 407 4925

DATE: SEPTEMBER 23,1998

RE: BIOCOMPATIBLE INTRAORAL THERMO ELASTIC MATERIAL (BITEM) MOULDABLE ACRYLIC COMPOSITION

Dear Bob:

Further to your meeting of April 29, 1 998. with Dr. Berman, I wish to confirm the terms of the transaction discussed with you for the acquisition by us of the exclusive, tights to manufacture, market, distribute and sell BITEM for all of North America, South America and the Caribbean:

1. You will grant to Gritell International Ltd., or as it may direct, by way of license, the exclusive, rights to manufacture, market, distribute and sell by retail and wholesale, by any and all methods, the BITEM products developed by you and protected by U.S. Patent No. 5,431,563, Canadian Patent No. 2,111,789 and European Patent No. 0605912, all Divisional Patents for all non-dental application along with all improvements and changes to the these Patents and any and all Patents which may be Issued in respect of this material or any variation of the material for all of North America, South America and the Caribbean for a term which is the longer of 25 years or the life of the Patents or any extension or amendments of the Patents along with the exclusive right to make use of BITEM in connection with the manufacturing, marketing, distribution and sale of the BITEM products throughout North America, South America and the Caribbean;

2. You will receive for the granting of this exclusive license the following:

(a) a Royalty calculated as follows:

  (i) 5% of the first $ 25,000,000.00 in gross income from the sale BITEM products sold in each year;

  (ii) 3.5% of the next $25,0000,000.00 in gross income from the sale of Bitem products sold in each year;

  (iii) 2.5% of all sales exceeding $ 50,000,000.00 of gross sales from the sale of Bitem product sold in each year;

(b ) a one time payment of USD 250,000.00, payable USD 50,000.00 upon our receiving the first USD 200,000.00 of financing or capital investment no later then December 31, 1998, USD 125,000-00 no later than March 31, 1 999, and USD 75,000.00 no later then May 31st, 1999.

(c) a consulting agreement for a term of 3 years to engage in research and development of further products, Including additional applications of BITEM, and to plan, supervise and carry out a comprehensive promotion, marketing and training program as Instructed by Gritell for which you will receive a fee of a maximum of CDN 60,000.00 based upon CDN 400.00 per day for a minimum of 150 days per year. This agreement shall be renewable on mutual consent for 2 successive periods of two years each upon the same terms and conditions as the original agreement save and accept for this renewal provision. All inventions and new products developed as a result of such research and development shall be the exclusive property of Gritell. The costs associated with the filing of the Patent Applications and all costs of maintaining the Patents, including legal fees. In addition to the above Consulting Fees, you shall be paid all reasonable expenses Incurred by you in the performance of you duties under the Consulting Agreement; and

(d) should Gritell raise the monies needed to fund this acquisition or at any subsequent time raise money from the public through a publicly traded company, you will have the right to acquire, either by way of options or performance bonuses. a number of shares of the public company to be formed in an amount to be agreed upon. These shares shall be subject to certain trading restrictions to ensure the stability of the market. In the event that such a raising Is done via a Rule 504, Regulation "D" transaction through the NASDAQ Electronic Bulletin Board, you shall be entitled to purchase from the Company 100,000 common shares at USD 0.20 per share and to an option to purchase 100,000 common shares at 1.00 per share at any time during the twenty-four (24) month period following the commencement of trading of the Company's shares. These 200,000 shares represent approximately fifteen (I 5) percent of the shares sold to raise the first USD 1,000,000.00 for the publicly traded company
(approximately 3,000,000 common shares).

(e) With respect to the Agreement entered Into by you with Austenal, these Royalties shall not be Included in the calculation of gross sales In each year and you shall be entitled to receive as a Royalty forty (40) percent of the Royalty paid by Austenal pursuant to your Agreement with Austenal for the term of that Agreement, subject to our approval of your Agreement with Austenal and the assignment by you to us or as we may direct.

3. The grant of the Licenses provided for in this Letter of Agreement shall take effect as of the date upon which the initial payment of the USD 50,000.00 referred to above has been paid as provided for above, Further, in the event that the payments to you provided for in paragraph 2(b) hereof are not made as provided for herein, the License shall be, at your sole discretion, null and void, in which event all monies paid to you shall be forfeited to you and you shall have no further claim against us for failure to pay these monies or for the breach of this Agreement. Provided however, that the Licensee shall have the option, exercisable at Its sole discretion, of extending the time for the making of such payments by paying to you the sum of USD 10,000.00 in respect of the first calendar month of any default in payment of any payment due hereunder and USD I 5,000.00 for every calendar month thereafter while such default continues. In the events that such payments are made, the License shall remain in good standing and shall not be null and void provided that such default shall not continue for more then six (6) calendar months from the occurrence of the original default.

4. Provided that gross income from the sales of Bitem Products amounts to at least CDN 6,000,000.00 as of October 1, 2001, then we shall have the first right to acquire the balance of the exclusive worldwide rights to manufacture, market, distribute and sell, by retail and wholesale, by any and all methods for the Bitem Products which are the subject of the above License for North America, South America and the Caribbean at no cost. In the event that gross income from the sales of the Bitem Products do not reach CDN 8,000.000.00 by October 1, 2001, we shall have a first light of refusal in respect of these worldwide rights or the rights to other areas upon the same terms and conditions as are contained in any arms length, third party of which is accepted by you.

5. In the event that gross income from the sales of the Bitem Products is less than at least CDN 6,000,000 by October 1, 2001, then you shall be entitled to receive, in lieu of lost Royalties, an amount equal to five (5) percent of the difference between CDN 6,000,000.00 and the actual gross income from the sales of Bitem Products as of that date.

6. You will refrain from entering into any agreements whatsoever for the sale, marketing and distribution of the BITEM products without our approval in writing, which approval shall not be unreasonably withheld.

7. It Is acknowledged that Gritell International Ltd. is acting only in the capacity of a Trustee for a Company or Companies to be Incorporated and shall have the right at it sole option of assigning this or any subsequent Agreement(s) to any one or more of such Companies, either in their entirety or otherwise. Upon such assignment Gritell shall cease to have any liability to you.

Please execute the Acknowledgement at the end of this letter and return two originally signed copies to us.

Regards,

HOWARD E. KERBEL
Counsel
GRITELL INTERNATIONAL LTD.

Encl.
BITEM6.WRI

ACKNOWLEDGEMENT

The undersigned by the execution of this Acknowledgement hereby acknowledges his agreement with the terms of the above Letter of Agreement and agrees to be bound by its terms and to take all actions and to execute all documents reasonably required by Gritell International Ltd. to give effect to the substance of the Agreement. The undersigned also agree that this Letter of Agreement replaces the Letter of Agreement dated April 29, 1998, which is no longer of any force or effect.

DATED at Toronto, this the 31 day of September, 1998.



BOB HUYBRECHTS, RDT on his own behalf and an behalf of APPLE DENTAL VENTURES





EXHIBIT 10.1


TO:   APPLE DENTAL VENTURES
      BOB HUYBRECHTS.  RDT

FAX:  905 775 5558

FROM: HOWARD E. KERBEL
      GRITELL INTERNATIONAL LTD.
FAX:  416 968 3424
TEL:  416 934 9998
MOB:  416 407 4925

DATE: DECEMBER 28.1998

RE: BIOCOMPATIBLE INTRAORAL THERMO ELASTIC MATERIAL (BITEM) MOULDABLE ACRYLIC COMPOSITION

Dear Bob:

Further to our meeting of December 21, 1998, with Dennis Epstein and Dr. Berman, I wish to confirm the terms of the amended transaction discussed with you for the acquisition by us of the exclusive rights to manufacture, market, distribute and sell BITEM worldwide:

1. You will grant to Gritell International Ltd., or as it may direct, by way of license, the exclusive rights to manufacture, market, distribute and sell by retail and wholesale, by any and all methods, the BITEM products developed by you and protected by U.S. Patent No. 5,431,663, Canadian Patent No. 2,111,789 and European Patent No. 0605912, all Divisional Patent* for all non-dental application along with all Improvements and changes to the these Patents and any and all Patents which may be Issued In respect of this material or any variation of the material for the entire world for a term which is the longer of 25 years or the life of the Patents or any extension or amendments of the Patents along with the exclusive right to make use of BITEM In connection with the manufacturing, marketing, distribution and sale of the BITEM products throughout the world;

2. You will receive for the granting of this exclusive License the following:

(a) a Royalty calculated as follows:

  (i) 5% of the first $ 25,000,000.00 in gross income from the sale BITEM products sold In each year;
  (ii) 3.5% of the next $25,0000,000.00 in gross income from the sale of Bitem products sold in each year;
  (iii) 2.5% of all sales exceeding $ 50,000,000.00 of gross sales from the sale of Bitem product sold in each year;

(b) a one time payment of USD 250,000,00, payable USD 50.000,00 upon our receiving the first USD 200,000.00 of our financing or Capital investment, no later than February 28, 1999 and USD 200,000.00 payable to you from the sale of the USD 1.00 Units in connection with the Rule 504 raising, provided that twenty-five (25) percent of each USD 100,000.00 raised shall be paid to you as such monies are raised by us, on the understanding that the Rule 504 raising shall be completed no later than one (1) year from the payment to you of the one time payment of USD 50,000.00 referred to above;

(c) a Consulting Agreement for a term of 3 years to engage in research and development of further products, including additional applications of BITEM, and to plan, supervise and carry out a comprehensive promotion, marketing and training program as instructed by Gritell, for which you will receive a fee of a maximum of CDN 60,000.00 based upon CDN 400.00 per day for a minimum of 150 days per year. This agreement shall be renewable on mutual consent for 2 successive periods of two years each upon the same terms and conditions as the original agreement save and accept for this renewal provision. All inventions and new products developed as a result of such research and development shall be the exclusive property of Gritell. The costs associated with the filing of such Patent Applications and all costs of maintaining such Patents, Including legal fees, shall be paid for by Gritell, In addition to the above Consulting Fees, which shall be paid monthly, you shall be paid all reasonable expenses incurred by you in the performance of you duties under the Consulting Agreement, provided that all such expenses have been approved, in writing by Gritell in advance;

(d) should Gritell raise the monies needed to fund this acquisition or at any subsequent time raise money from the ,public through a publicly traded company, you will have the right to acquire, either by way of options or performance bonuses, a number of shares of the public company to be formed in an amount to be agreed upon. These shares shall be subject to certain trading restrictions to ensure the stability of the market. In the event that such a raising is done via a Rule 504, Regulation "D" transaction through the NASDAQ Electronic Bulletin Board, you shall be entitled to purchase from the Company 100,000 common shares at USD 0.20 per share and to an option to purchase 100,000 common shares at 1.00 per share at any time during the twenty-four (24) month period following the commencement of trading of the Company's shares. These 200,000 shares represent approximately fifteen (1 5) percent of the shares sold to raise the first USD 1,000,000.00 for the publicly traded company (approximately 3,000,000 common shares);

(e) With respect to the Agreement entered into by you with Austenal, these Royalties shall not be included in the calculation of gross sales in each year and you shall be entitled to receive as a Royalty forty (40) percent of the Royalty paid by Austenal pursuant to your Agreement with Austenal for the term of that Agreement, subject to our approval of your Agreement with Austenal and the assignment by you to us or as we may direct; and

(f) all royalties provided for herein shall be calculated quarterly and paid to you within thirty (30) days of the end of each quarter.

3. The grant of the Licenses provided for in this Letter of Agreement shall take effect as of the date upon which the initial payment of the USD 50,000.00 referred to above has been paid, in any event no later then February 28, 1999. Further, in the event that the payments to you provided for in paragraph 2(b) hereof are not made as provided for herein, the License shall be, at your sole discretion, null and void, in which event all monies paid to you shall be forfeited to you and you shall have no further claim against us for failure to pay these monies or for the breach of this Agreement. Provided however, that the Licensee shall have the option, exercisable at its sole discretion, of extending the time for the payment of the balance by paying to you the sum of USD 10,000.00 in respect of the first calendar month of any default in payment of any payment due hereunder and USD 15,000.00 for every calendar month thereafter while such default continues. In the events that such payments are made, the License shall remain in good standing and shall not be null and void provided that such default shall not continue for more then six (6) calendar months from the occurrence of the original default.

4. In consideration for the granting to Gritell of the worldwide rights referred to in Paragraph I above, Gritell agrees that in the event that the gross income from the sale of Bitem products is less than CDN 5,000,000-00, on an annualized basis, by December 31, 2003, based upon the sales of Bitem products during the last three (3) months of 2003, then Gritell shall pay to you, commencing January 1,2004 and every year thereafter in which the gross income from the sale of Bitem products, on an annualized basis, does not exceed CDN 5,000,000.00. for a maximum of five (5) years, a sum equal to five (5) percent of the difference between the actual gross sales income from the sale of Bitem products and CDN 5,000,000.00, in addition to the Royalties provided for in Paragraph 2(a) hereof

5. Deleted.

6. Deleted.

7. It is acknowledged that Gritell International Ltd. is acting only in the capacity of a Trustee for a Company or Companies to be incorporated and shall have the right at it sole option of assigning this or any subsequent Agreement(s) to any one or more of such Companies, either in their entirety or otherwise. Upon such assignment Gritell shall cease to have any liability to you.

8. You shall, upon the execution of the Acknowledgment at the end hereof, provide to Gritell a schedule of all payments required to maintain all Patents currently, or in the future, held by you, in connection with the Bitem products, in good standing setting out the amounts due, the dates due and the person or persons to whom payments must be made (the "Schedule"). Gritell shall, for the full term or any extension of the Agreement, make all payments as indicated in the Schedule referred to above, as from time to time amended, required to maintain the said Patents in good standing in accordance with the Schedule.

9. Gritell shall, in consideration for your agreeing to the amendment of the Agreement made between the Parties hereto dated September 23, 1998, as reflected herein, pay the sum of approximately CDN 8,000.00 required to maintain the Patents set out in the Schedule in good standing, no later than January 6, 1999.

10. Any monies, advanced to you, from time to time, shall be deducted from the one time payment of USD 50,000.00 referred to in Paragraph

1 above.

Please execute the Acknowledgement at the end of this letter and return two originally signed copies to us.


Regards,

HOWARD E. KERBEL
GRITELL INTERNATIONAL LTD.

Encl.
BITEM8.WORD

ACKNOWLEDGEMENT

The undersigned by the execution of this Acknowledgement hereby acknowledges his agreement with the terms of the above Letter of Agreement and agrees to be bound by its terms and to take all actions and to execute all documents reasonably required by Gritell International Ltd. to give effect to the substance of the Agreement. The undersigned also agree that this Letter of Agreement replaces the Letter of Agreement dated April 29, 1998 and amends the Letter Agreement of September 23, 1998, which are no longer of any force or effect.

The undersigned also acknowledge:

(a) That Howard E. Kerbel has advised them that he is a Barrister & Solicitor licensed to carry on the practice of law in the Province of
Ontario:

(b) That Howard E. Kerbel has advised them to obtain independent legal advise with respect to this Agreement and the transaction referred to in this Agreement;

(c) That the Undersigned have either obtained such independent legal advise or have made the deliberate decision to ignore Mr. Kerbel's advise and have not obtained such independent legal advise; and

(d) That the Undersigned have not sought from Mr. Kerbel, nor has he given them, any legal advice with respect to this Agreement or the transaction referred to therein.

DATED at Toronto, this the 4th day of January, 1999.

BOB HUYBRECHTS, RDT on his own half and on behalf of APPLE DENTAL VENTURES

EXHIBIT 10.2


TO:   APPLE DENTAL VENTURES
      BOB HUYBRECHTS, RD.-

FAX:  905 775 5558

FROM; HOWARD E. KERBEL
      GRITELL INTERNATIONAL LTD.
      GRITELL INTERNATIONAL LIMITED
FAX:  416 968 3424
      416 934 9998
MOB:  416 407 4925

DATE: FEBRUARY 2,1999

RE:   BIOCOMPATIBLE INTRAORAL THERMO ELASTIC MATERIAL (BITEM)
      MOULDABLE ACRYLIC COMPOSITION
      AMENDMENTOF AGREEMENT DATED DECEMBER 28,1998

Dear Bob:

Further to your meeting of January 29, 1999, at which time we advised you of the need to restructure our planned public raising as a result of recent changes in 'the Regulations governing Rule 504 transactions, I wish to confirm that we have agreed upon the following changes to the Agreement of December 28,1998, as follows:

1  Paragraph 2 (b) shall be amended to provide as follows:

"a one time payment of USD 230,000.00. payable USD 50,000.00 upon our receiving the first USD 200,000.00 of our financing or capital investment, no later than February 28, 1999, USD 105,000.00 payable in three (3) installments of USD 35,000.00 each payable every two (2) months, the first of such payments to be made on May 1, 1999, and the balance of USD 75,000.00 to be paid no later than one (1) year from the payment of the initial USD 50.000.00 payment referred to above;"

2. Paragraph 2(d) shall be amended by deleting therefrom all reference to " you shall be entitled to purchase from the Company 100,000 common shares at USD 0.20 per share" and which shall be replaced by:

"you shall be entitled to purchase from the Company 100,000 common shares at USD 0.0001 per share"

3. Paragraph 2(d) shall be further amended by deleting therefrom
"These 200,000 shares represent approximately fifteen (15) percent of the shares sold to false the first USD 1,000,000.00 for the publicly traded company (approximately 3,000,000 shares); and

4. Wherever the name Gritell International Ltd. appears in the Agreement of December 28, 1998, it shall be deleted and replaced with the name "Gritell International Limited" and the Agreement of December 28, 1998 shall be deemed to have been entered into with Gritell
International Limited ab initio.

All other provisions of the Agreement of December 28, 1998, shall remain unchanged and of full force and effect.

You acknowledge being advised by Howard E. Kerbel that he is a Barrister and Solicitor licensed to carry on the practice of law in Ontario and that he has advised you to obtain independent legal advice with respect to this Agreement and that you have either obtained such advice or waive the right to do so. You further acknowledge that Howard E Kerbel has never provided you with any advice, legal or otherwise, in connection with this Agreement, the transaction underlying it or any other matter whatsoever.

Please execute the Acknowledgement at the end of this letter and return two originally signed copies to us.

Regard

HOWARD  E. KERBEL
GRITELL INTERNATIONAL LTD.
GRITELL INTERNATIONAL LIMITED
Encl.,
BITEMIO.WRI

ACKNOWLEDGEMENT

The undersigned by the execution of this Acknowledgement hereby acknowledges his agreement with the terms of the above Letter of Agreement and agrees to be bound by its terms and to take all actions and to execute all documents reasonably required by Gritell International Limited. to give effect to the substance of the Agreement. The undersigned also agrees that this Letter of Agreement replaces the Letter of Agreement dated April 29, 1998, which is no longer of any force or effect.

DATED at Toronto, this the 3rd day of February, 1999.

BOB HUYBRECHTS, RDT on his own behalf and on behalf of APPLE DENTAL VENTURES

EXHIBIT 10.3

                    ASSIGNMENT
IN CONSIDERATION of the payment by ThermoElastic Technologies, Inc. ("T.T.I") to Gritell International Limited ("Gritell") of the sum of USD 2.00 and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Gritell, Gritell hereby assigns and transfers unto T.T.I. all of its right, title and interest in a certain Agreement dated December 28, 1998, and the amendments thereto dated February 2nd, 1999 and September 23rd, 1999, made between Apple Dental Ventures and Bob Huybrechts and Gritell International Limited wherein Apple Dental Ventures and Bob Huybrechts granted unto Gritell the exclusive worldwide rights to manufacture, market, distribute and sell Bitem Products upon the terms and conditions set out therein.

DATED AT TORONTO, this 8th day of  February, 1998.

GRITELL INTERNATIONAL LIMITED
Per:




Howard E. Kerbel    A.S.O.

EXHIBIT 11

THERMOELASTIC TECHNOLOGIES, INC.
STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS - 10K
             09/30/1999

                                              Period Ended
                                          December 31, 1999
                                          -----------------
Average shares outstanding                       12,219,763
Average common and common equivalent
  shares outstanding                             12,219,763
Net loss                                          ($366,388)
Computation of Earnings Per Share =
   Net Loss/Average common equivalent shares      ($366,388)
                                                 12,219,763
Loss Per Share                                       ($0.03)