Form 10QSB
period 1999-12-31
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2000-02-15
CIK 1074142

                   U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended December 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File No. 333-91825

THERMOELASTIC TECHNOLOGIES, INC.
--------------------------------
(Name of Small Business Issuer in its Charter)
          COLOCRADO                                51-0387926
          ---------------                     --------------------
     (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
      incorporation or organization)

                             5466 Canvasback Rd
                             Blaine, WA 98230
                        -----------------------------
                    (Address of Principle Executive Offices)

                    Issuer's Telephone Number:  (306) 371-5061

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.
          (1) Yes   X       No          (2)  Yes  X       No
                  ----        ----               ----    ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

                    December 31, 1999:  Common Stock - 17,338,164

                    DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

      Transitional Small Business Issuer Format    Yes           No    X
                                                       -----          -----

                         THERMOELASTIC TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION
                                                                        PAGE
Item 1.  Financial Statements:

Balance Sheets as of December 31, 1999 and
September 30, 1999                                                         5

Statements of Operations for the three months ended
December 31, 1999 and December 31, 1998 and the twelve months ended
December 31, 1999 and December 31, 1998 and from Inception through
December 31, 1999                                                          6

Statements of Cash Flow for the three months ended
December 31, 1999 and December 31, 1998 and the twelve months ended
December 31, 1999 and December 31, 1998 and from Inception through
December 31, 1999                                                          7

Notes to Financial Statements for the three months ended
December 31, 1999 and December 31, 1998 and the twelve months ended
December 31, 1999 and December 31, 1998 and from Inception through
December 31, 1999                                                          9

Item 2.  Management's Discussion and Analysis or Plan of Operation        10

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.   Defaults upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Securities Holders           11

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8 - K                              11

Signatures                                                                12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended September 30, 1999 previously filed with the Securities and Exchange Commission.

                          THERMOELASTIC TECHNOLOGIES, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                     December 31, 1999 and September 30, 1999

                                      ASSETS

Current assets:                                            December 31, 1999     Sept. 30, 1999
  Cash                                                          $      3,408       $     26,926
  Accounts receivable                                                    137                663
  Inventory                                                           11,000             11,000
  Travel advances                                                      3,000              3,000
                                                                --------------------------------
    Total current assets                                        $     17,548             41,589
                                                                --------------------------------
Product rights                                                       250,000            250,000
Fixed Assets (Net)                                                     3,680              3,680
Website (Net)                                                          8,420              9,021
                                                                --------------------------------
    Total Assets                                                $    279,645       $    304,290
                                                                --------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable and Accrued Liabilities                      $    36,,019       $      9,025
  Product Rights Payable                                             75,0000             75,000
                                                                --------------------------------
    Total Current Liabilities                                   $   111,019        $     84,025
                                                                --------------------------------
Due to related parties                                               89,533              15,460
                                                                --------------------------------
    Total Liabilities                                           $   200,552        $     99,485
                                                                --------------------------------


Stockholders' equity (Deficiency)

Share Capital - Note 2

Authorized:
   100,000,000 common shares $0.0001 par value
    20,000,000 preferred shares $0.0001 par value

   Issued:

   17,338,164 common shares                                     $     1,720        $      1,720

   Additional paid-in capital                                       569,473             569,473

   Deficit accumulated during the development stage                (486,979)           (361,267)
   Foreign currency translation                                      (5,121)             (5,121)

   Total stockholders' equity                                        79,093             204,805
                                                                --------------------------------

    Total Liabilities and Stockholders' Equity                  $   279,645        $    304,290
                                                                --------------------------------

  The accompanying notes are an integral part of these financial statements.

                          THERMOELASTIC TECHNOLOGIES, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998, AND FOR THE PERIOD JANUARY 21,1999 (INCEPTION) THROUGH DECEMBER 31, 1999

                                     UNAUDITED

                                   THREE MONTHS          THREE MONTHS         JAN 21,1999
                                    ENDED DEC.31          ENDED DEC.31         (DATE OF INCEPTION)
                                   1999                  1998                 TO DECEMBER 31, 1999
SALES                              $       1,528         $       -            $       4,965
COST OF SALES                                900                 -                    2,717
                                   --------------        --------------       --------------
GROSS PROFIT                                 628                 -                    2,248
                                   --------------        --------------       --------------

OPERATING EXPENSES                 $     126,340         $       -            $      489,227
                                   --------------        --------------       --------------
 LOSS BEFORE OTHER ITEMS           $    (125,712)        $       -            $     (486,979)

OTHER ITEMS
FOREIGN CURRENCY ADJUSTMENT                  -                   -            $       (5,121)
                                   --------------        --------------       --------------
 NET (LOSS)                        $    (125,712)        $       -            $     (492,100)
                                   --------------        --------------       --------------
BASIC AND DILUTED
LOSS PER SHARE                     $      (0.007)        $       -            $       (0.028)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          THERMOELASTIC TECHNOLOGIES, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998, AND FOR THE PERIOD JANUARY 21,1999 (INCEPTION) THROUGH DECEMBER 31, 1999

                                     UNAUDITED

                                   THREE MONTHS          THREE MONTHS         JAN 21,1999
(DATE OF                           ENDED DEC.31          ENDED DEC.31         (DATE OF INCEPTION)
                                   1999                  1998                 TO DECEMBER 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

 NET (LOSS)                        $    (125,712)        $      -             $     (492,100)
  ADD: ITEMS NOT
  AFFECTING CASH
   DEPRECIATION                              601                -                        945

CHANGES IN ASSETS
AND LIABILITIES
   ACCOUNTS RECEIVABLE                       526                -                       (137)
   INVENTORY                                 -                  -                    (11,000)
   TRAVEL ADVANCES                           -                  -                    ( 3,000)
   ACCOUNTS PAYABLE                       26,994                -                     35,473
   DUE TO RELATED PARTIES                 74,073                -                     89,533
   PRODUCT RIGHTS PAYABLE                    -                  -                     75,000
                                   --------------        --------------       --------------

NET CASH (USED) BY
 OPERATING ACTIVITIES              $     (23,518)               -             $     (305,286)
                                   --------------        --------------       --------------


CASH FLOW FROM
INVESTING ACTIVITIES
   PRODUCT RIGHTS                  $         -           $      -             $     (230,000)
   WEBSITE                                   -                  -                   (  9,021)
   EQUIPMENT                                 -                  -                   (  3,445)
   OTHER                                     -                  -                         81
                                   --------------        --------------       --------------

NET CASH (USED) BY
 INVESTMENT ACTIVITIES             $         -           $      -             $     (242,385)
                                   --------------        --------------       --------------

CASH FLOWS FROM
FINANCING ACTIVITIES
   PROCEEDS FROM ISSUANCE
   OF COMMON SHARES                $         -           $      -             $      700,915
   COST OF ACQUISITION
   OF LPR CYBERTECH                          -                  -                   (149,836)
                                   --------------        --------------       --------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES              $         -           $      -             $      551,079
                                   --------------        --------------       --------------

CASH AT BEGINNING
 OF PERIOD                         $     26,926          $      -             $          -
CASH AT END
 OF PERIOD                                3,408          $      -             $        3,408
                                   --------------        --------------       --------------

NET INCREASE (DECREASE)
IN CASH                            $    (23,518)         $      -             $        3,408

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Page8

              THERMOELASTIC TECHNOLOGIES, INC.


NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 AND FOR THE PERIOD JANUARY 21,1999 (INCEPTION) THROUGH DECEMBER 31, 1999.

1. BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements for the period ended December 31,1999 (first quarter), reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended September 30, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2. FINANCING

                                   Common                    Additional
                                   Shares                    Paid-in
                                     #         Par Value     Capital
                                   -------     ---------     -------
 Balance, September 30, 1999     17,338,164     $  1,720     $  569,473

 NO CHANGES IN PERIOD

                                 ----------     ---------    ----------
 Balance, December 31, 1999      17,338,164     $  1,720     $  569,473
                                 ==========     =========    ==========



Capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3. RELATED PARTY TRANSACTIONS

On February 8, 1999, ThermoElastic (Delaware) entered into a five-year contract with Gritell International Limited, in which Gritell would provide certain management, business and financial advice and expertise. As amended April 1, 1999, Gritell will receive $6,000 per month for its services until further notice plus certain expenses. The original compensation terms outlined in the contract were $13,334 per month during the first year, $20,000 per the month during the second and third years, and $33,334 per month during the fourth and fifth years. Gritell has reserved the right to demand payment of any unpaid accrued balances.

On February 22, 1999, ThermoElastic (Delaware) entered into a five-year contract with Trilock Financial Corporation, in which Trilock would provide certain management, business and financial advice and expertise. As amended April 1, 1999, Trilock will receive $3,000 per month plus certain other expenses for its services until further notice. The original compensation terms outlined in the contract were $6,666 per month during the first year, $10,000 per month during the second and third years, and $16,666 per month during the fourth and fifth years. Trilock has reserved the right to demand payment of any unpaid accrued balances.

All of the above agreements have been continued by us after the merger.

4. DESCRIPTION OF SECURITIES

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

The Company is in its initial stages of development with minor revenues and income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of any material revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

PRINCIPAL PRODUCT.

ThermoElastic Technologies, Inc., a development stage entity (the "Company" or "TTI"), was incorporated on January 21, 1999, in the State of Delaware to carry on the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. On July 15, 1999, the Company entered into a reverse acquisition agreement with LPR Cybertek ("LPR") to become a publicly traded Company incorporated under the laws of the State of Colorado. As a result of the merger, the Company's name was changed to ThermoElastic Technologies Inc. The goal of ThermoElastic Technologies, Inc. (TTI) is to market products throughout specified geographical locations in the dental field. Licensing agreements will be entered into with qualified companies and individuals to expand its use into other diverse areas and products.

ThermoElastic, over the next twelve months intends to market and distribute dental applications in the United States and internationally and to utilize the World Wide Web in the implementation of its planned business operations. ThermoElastic shall conduct of product research and development as funds allow.
Management possesses the experience to implement its business plan.   No
significant equipment purchases are planned over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

ThermoElastic currently has no material commitments for capital expenditures.

For the period from inception (January 21, 1999) to December 31, 1999, ThermoElastic Delaware (prior to the merger) purchased product rights for $250,000 consisting of $230,000 cash and common shares valued at $20,000 and had
website costs of $9,021.   For that same period, ThermoElastic Delaware had an
increase in deposits of $5,000 and purchase equipment for $4,023. As a result, ThermoElastic Delaware had net cash used by investing activities of $242,385 for the period from inception to September 30, 1999.

For the period from inception to December 31, 1999, ThermoElastic Delaware received $700,915 from the issuance of common stock in an offering pursuant to Rule 504 and advanced $149,836 to LPR Cybertek evidenced by a promissory note. As a result, ThermoElastic Delaware had net cash provided by financing activities of $551,079 for the period from inception to December 31, 1999.

We expect to use any proceeds received from the exercise of the Series A and B
Warrants to expand operations.   However, we cannot be assured that the warrants
will be exercised or that our sales will meet our growth expectations.   Should
either of these fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented. ,

ADDITIONAL FINANCING

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

               not applicable.

Item 2.        Changes in Securities and Use of Proceeds.

               not applicable.

Item 3.        Defaults Upon Senior Securities.

               not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

               not applicable.

Item 5.        Other Information.

               not applicable.

Item 6.        Exhibits and Reports on Form 8-K.

 (a) Reports on Form 8-K.

     8K-10/1/99
     8Ka-11/16/99

 (b) Exhibits.*

     Exhibit 27 - Financial Data Schedule


  * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THERMOELASTIC TECHNOLOGIES, INC

                                       By:     /s/    Kenneth B. Liebscher
                                                      President and Director

                                       By:     /s/    Bernie Teitelbaum
                                              Secretary/Treasurer and Director