Form 10QSB
period 2000-03-31
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2000-05-22
CIK 1074142

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
Securities Exchange Act of 1934
for Quarterly Period Ended March 31, 2000

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d)
of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

    Commission File Number                         333-91825


                 ThermoElastic Technologies, Inc.
--------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Colorado                                   51-0387926
- --------------------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization)

            5446 Canvasback Road, Blaine, WA 98230
- -------------------------------------------------------------------
       (Address of principal executive offices, Zip Code)


                       360-371-5061
--------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock,
        March 31,  2000:  Common Stock  -  17,338,164

                             PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                   THERMOELASTIC TECHNOLOGIES, INC.
                     (A DEVELOPMENT STAGE ENTITY)
                      CONDENSED BALANCE SHEETS

                                                              MARCH 31,               SEPTEMBER 30,
                                                                2000                      1999
                                                              (NOTE 1)                  (NOTE 1)
                                                            (Unaudited)                 (Audited)
                                      ASSETS
Current assets:
   Cash and cash equivalents                              $       1,628               $     26,926
   Accounts receivable                                              722                        663
   Inventory, net                                                 9,645                     11,000
   Travel advances                                                3,000                      3,000
                                                          -------------                ------------
      Total current assets                                       14,995                     41,589
                                                          -------------                -----------
Property and equipment, net                                       3,680                      3,680

Other assets:
   Product rights                                               250,000                    250,000
                                                          -------------               ------------
                                                          $     268,675               $    295,269
                                                          =============               ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $      40,539              $       9,025
  Due to related parties                                        167,358                     15,460
  Product rights payable                                         75,000                     75,000
                                                          -------------              -------------
        Total liabilities                                       282,897                     99,485
                                                          -------------              -------------
Stockholders' equity:
  Preferred stock, par value $.0001, 20,000,000 shares
      authorized, no shares issued                                    -                          -
  Common stock, par value $.0001, 100,000,000 shares
      authorized, 17,338,164 shares issued and outstanding       1,734                       1,720
  Additional paid-in capital                                   569,459                     569,473
  Deficit accumulated during the development stage            (584,642)                   (370,288)
  Accumulated other comprehensive income:
      Foreign currency translation adjustments                    (773)                     (5,121)
                                                         -------------               -------------
           Total stockholders' equity                          (14,222)                    195,784
                                                         -------------               -------------
                                                            $  268,675                $    295,269
                                                   ============              ===========







 Unaudited -- See accompanying notes to condensed financial statements.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTITY)
CONDENSED STATEMENT OF OPERATIONS

                                                                                                                     January 21,
                                     Three Months            January 21,            Six Months      January 21,    1999 (Date of
                                        Ended                 1999  to                 Ended          1999 to      Inception) to
                                       March 31,              March 31,               March 31,       March 31,       March 31,
                                         2000                  1999                     2000           1999             2000
                                     ------------           ------------           -------------    ----------      ------------

REVENUES:                            $    1,970          $         9              $     3,498        $       9       $    6,935

COSTS AND EXPENSES:
   Cost of sales                            455                    -                    1,355                -            3,172
   Selling, general & administrative     90,157               14,516                  216,497           14,516          588,405
                                     ----------          -----------              -----------        ---------       ----------
                                         90,612               14,516                  217,852           14,516          591,577

OPERATING LOSS                          (88,642)             (14,507)                (214,354)         (14,507)        (584,642)
                                      ---------          -----------              -----------        ---------       -----------
OTHER INCOME (EXPENSE)                    4,348                    -                    4,348                -             (773)
                                      ---------          -----------              -----------        ---------       ----------
NET LOSS                              $(84,294)             $(14,507)               $(210,006)        $(14,507)       $(585,415)
                                      ========           ===========              ===========        =========       ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING        17,292,575           13,150,000               17,246,035       13,150,000
                                     ==========          ===========              ===========       ===========

NET (LOSS) PER PRIMARY
    AND DILUTED SHARE                 $   (.01)           $     (.00)              $     (.01)       $    (.00)
                                     =========            ==========              ===========       ==========


















 Unaudited -- See accompanying notes to condensed financial statements.

          THERMOELASTIC TECHNOLOGIES, INC.
          (A DEVELOPMENT STAGE ENTITY)
      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          January
                                                                    January              21, 1999
                                                  Six Months        21, 1999             (Date of
                                                    Ended             Thru               Inception)
                                                   March 31,        March 31,           to March
                                                    2000             1999                31, 2000
                                                   --------        ---------            -----------
                                                                                            <c
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                      $  (210,006)       $ (14,507)            $(585,415)
   Adjustments to reconcile net loss to
       net cash flows used in operating activities:
          Depreciation and amortization                    -                 -                  344
             Changes in assets and liabilities:
                (Increase) in accounts receivable        (59)                -                 (722)
                 Decrease (increase) in inventory       1,355                -               (9,645)
                (Increase) in travel advances               -                -               (3,000)
                 Increase in due to related parties   151,898                -              167,358
                 Increase in accounts payable          31,514                -               39,993
                 Increase in product rights payable         -                -               75,000
                                                    ---------       ----------           ----------
   Net cash flows used in operating activities        (25,298)         (14,507)            (316,087)
                                                    ---------       ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of product rights                                -                -             (230,000)
  Purchase of property and equipment                        -                -               (3,445)
  Increase in deposits                                      -           (5,000)                   -
  Cash acquired in reverse acquisition                      -                -                   81
                                                    ---------        ---------            ---------
  Net cash (used for) investing activities                  -           (5,000)            (233,364)
                                                    ---------        ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   -          201,815             700,915
   Cost of acquisition of LPR Cybertech                     -                -            (149,836)
                                                    ---------        ---------            --------
   Net cash flows from financing activities                 -          201,815             551,079
                                                    ---------        ---------            --------
NET CHANGE IN CASH AND CASH EQUIVALENTS               (25,298)         182,308               1,628
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         26,926                -                   -
                                                    ---------         --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  1,628        $ 182,308            $  1,628
                                                    =========        =========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                           $       -      $         -          $         -
   Purchase of product rights through issuance
      of stock                                      $       -      $         -          $    20,000
   Liabilities not assumed in reverse acquisition   $       -      $         -          $     2,235

Unaudited-See accompanying notes to condensed financial statements.

THERMOELASTIC TECHNOLOGIES, INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD JANUARY 21,1999 (INCEPTION) THROUGH MARCH 31, 2000.

1.BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements for the period ended March 31, 2000 (second quarter), reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended September 30, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.  SIGNFICANT ACCOUNTING POLICIES

Loss Per Share

During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("Basic LPS") and
diluted loss per share ("Diluted LPS").   The computation of Basic LPS
is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares
outstanding during the period.   The computation of Diluted LPS does
not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

3.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities
in the normal course of business.   However, the Company has had
limited revenue.   Without realization of additional capital, it would
be unlikely for the Company to continue as a going concern.   It is
management's plan to seek additional capital through a public offering.

4. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2000, the Company issued the 138,164 shares of common stock that had been agreed upon in the reverse acquisition dated July 15, 1999. The agreement called for the issuance of one share of the public company's stock for each 100 shares of ThermoElastic stock outstanding.

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

PRINCIPAL PRODUCT

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

RESULTS OF OPERATIONS

The Company has received $3,000 in revenue for the six months ended March 31, 2000, compared to $0 in the comparable period for 1999. The Company has incurred $91,000 in expenses for the three months ended March 31, 2000 compared to $15,000 for the comparable period ended March 31, 1999. The Company has incurred $218,000 of expenses for the six months ended March 31, 2000 compared to $15,000 for the comparable period in 1999. The increase in expenses for both the three and six month periods is primarily attributable to the first quarter of 1999 being the start-up phase of the Company.

LIQUIDITY AND CAPITAL RESOURCES

ThermoElastic currently has no material commitments for capital expenditures.

For the period from inception (January 21, 1999) to March 31, 2000, ThermoElastic Delaware (prior to the merger) purchased product rights for $250,000 consisting of $230,000 cash and common shares valued at $20,000. For that same period, ThermoElastic Delaware had an increase in deposits of $5,000 and purchased equipment for $3,445. As a result, ThermoElastic Delaware had net cash used by investing activities of $242,385 for the period from inception to March 31, 2000. For the period from inception to March 31, 2000, ThermoElastic Delaware received $700,915 from the issuance of common stock in an offering pursuant to Rule 504 and advanced $149,836 to LPR Cybertek evidenced by a promissory note. As a result, ThermoElastic Delaware had net cash provided by financing activities of $551,079 for the period from inception to March 31, 2000.

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

ADDITIONAL FINANCING

 Over the next two years, our liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. We believes that additional capital and debt financing in the next three months will allow us to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, we cannot be assured that we will be able to obtain additional equity or debt financing in the future, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Future Operating Results - Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, and the Company's ability to manage expense levels.

Need for Additional Capital - As of Mach 31, 2000, the Company had approximately $2,000 of cash. The Company has experienced negative cash flow since inception and expects the negative cash flow to continue until significant revenue is generated by the Company. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued marketing of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Forward Looking Statements - This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors effect the forward looking statements made herein include, but are not limited to
(i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing.

Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds. not applicable.

Additional common stock of 138,164 was issued and disbursed evenly among the shareholders per the Merger Contract. This addition, with a par value of $.0001, reflects a total common stock addition of $14.00.

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

THERMOELASTIC TECHNOLOGIES, INC
By: /s/ Kenneth B. Liebscher President and Director
By: /s/ Bernie Teitelbaum Secretary/Treasurer and Director EX-27 2