Form 10QSB
period 2000-06-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2000-08-21
CIK 1074142

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-QSB

        [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                       Securities Exchange Act of 1934
                  for Quarterly Period Ended June 30, 2000

                                 -OR-

         [ ]     Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities And Exchange Act of 1934
               for the transaction period from _________  to________

                 Commission File Number            333-91825


                      ThermoElastic Technologies, Inc.
----------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Colorado                                    51-0387926
----------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification Number)

                      5446 Canvasback Road, Blaine, WA 98230
----------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                            (360) 371-5061
--------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, August 18, 2000 Common Stock - 17,338,164











<PAGE.3

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                THERMOELASTIC TECHNOLOGIES, INC.
                  (A DEVELOPMENT STAGE ENTITY)
                   CONDENSED BALANCE SHEETS

                                                 JUNE 30,           SEPTEMBER 30,
                                                  2000                  1999
                                                (NOTE 1)              (NOTE 1)
                                              (Unaudited)              (Audited)
                                      ASSETS

Current assets:
   Cash and cash equivalents                    $     1,879          $     26,926
   Accounts receivable                                1,754                   663
   Inventory, net                                     8,637                11,000
   Travel advances                                    3,000                 3,000
                                                 ----------            ----------
      Total current assets                           15,270                41,589
                                                 ----------            ----------
Property and equipment, net                           4,561                 3,680

Other assets:
   Product rights                                   250,000               250,000
                                                 ----------           -----------
                                                $   269,831           $   295,269
                                                ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  52,630          $      9,025
   Due to related parties                           245,033                15,460
   Product rights payable                            75,000                75,000
                                                -----------          ------------
      Total liabilities                             372,663                99,485
                                                -----------          ------------
Stockholders' equity:
   Preferred stock                                        -                     -
   Common stock                                       1,734                 1,720
   Additional paid-in capital                       569,459               569,473
   Deficit accumulated during the
      development stage                            (661,112)             (370,288)
   Accumulated other comprehensive income:
   Foreign currency translation adjustments         (12,913)               (5,121)
                                                -----------           -----------
        Total stockholders' equity                 (102,832)              195,784
                                                -----------           -----------
                                                $   269,831           $   295,269
                                                ===========           ===========




Unaudited -- See accompanying notes to condensed financial statements.

                  THERMOELASTIC TECHNOLOGIES, INC.
                    (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED STATEMENT OF OPERATIONS

                                                                                                           January 21,
                                        Three Months Ended               Nine Months   January 21,        1999 (Date of
                                            June 30,                        Ended        1999 to          Inception) to
                                       --------------------                June 30,      June 30,           June 30,
                                       2000            1999                  2000          1999              2000
                                       ----            ----                  ----          ----              ----
REVENUES                            $   1,476      $     317            $   4,900        $     326      $   8,337

COSTS AND EXPENSES:
   Cost of sales                        1,008              -                2,363                -          4,180
                                    ---------      ---------            ---------        ---------      ---------
GROSS PROFIT                              468            317                2,537              326          4,157

SELLING, GENERAL & ADMINISTRATIVE      76,951        209,076              293,448          223,592        665,356
                                    ---------      ---------            ---------        ---------      ---------
OPERATING LOSS                        (76,483)      (208,759)            (290,911)        (223,266)      (661,199)
                                    ---------      ---------            ---------        ---------      ---------
OTHER INCOME (EXPENSE):
   Interest income                         13              -                   87                -             87
   Foreign currency adjustment        (12,140)             -               (7,792)               -        (12,913)
                                    ---------      ---------            ---------        ---------      ---------
NET LOSS                             $(88,610)     $(208,759)           $(298,616)       $(223,266)     $(674,025)
                                    =========      =========            =========        =========      =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING      17,338,164     13,801,754           17,323,023       13,518,383
                                   ==========     ==========           ==========       ==========
NET LOSS PER PRIMARY AND
    DILUTED SHARE                  $     (.01)    $     (.02)          $     (.02)       $    (.02)
                                   ==========     ==========           ==========        =========










Unaudited -- See accompanying notes to condensed financial statements.

               THERMOELASTIC TECHNOLOGIES, INC.
               (A DEVELOPMENT STAGE ENTITY)
               CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                        January 21,
                                                                       Nine Months   January 21,       1999 (Date of
                                                                         Ended        1999 to          Inception) to
                                                                        June 30,      June 30,           June 30,
                                                                          2000          1999              2000
                                                                          ----          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                           $(298,616)     $(223,266)        $(674,025)
   Adjustments to reconcile net loss to
      net cash flows used in operating activities:
         Depreciation and amortization                                        -              -               344
         Changes in assets and liabilities:
            Increase in accounts receivable                              (1,091)             -            (1,754)
            Decrease (increase) in inventory                              2,363              -            (8,637)
            Increase in travel advances                                       -              -            (3,000)
            Increase in due to related parties                          229,573         10,000           245,033
            Increase in accounts payable                                 43,605              -            52,084
            Increase in product rights payable                                -        145,000            75,000
            Increase in other liabilities                                     -          6,980                 -
                                                                     ----------     ----------       -----------
   Net cash flows used in operating activities                          (24,166)       (61,286)         (314,955)
                                                                     ----------     ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of product rights                                                 -       (230,000)         (230,000)
   Purchase of property and equipment                                      (881)        (2,104)           (4,326)
   Increase in deposits                                                       -         (5,000)                -
   Cash acquired in reverse acquisition                                       -              -                81
                                                                     ----------     ----------       -----------
   Net cash (used for) investing activities                                (881)      (237,104)         (234,245)
                                                                     ----------     ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                                     -        700,915          700,915
   Issuance of note receivable                                                -       (165,000)               -
   Cost of acquisition of LPR Cybertech                                       -              -         (149,836)
                                                                     ----------     ----------       ----------
   Net cash flows from financing activities                                   -        535,915          551,079
                                                                     ----------     ----------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (25,047)       237,525            1,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           26,926              -                -
                                                                     ----------     ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   1,879       $237,525      $     1,879
                                                                     ==========     ==========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Purchase of product rights through issuance of stock            $          -     $   20,000      $   20,000
   Liabilities not assumed in reverse acquisition                  $          -     $        -      $    2,235

Unaudited-See accompanying notes to condensed financial statements.

              THERMOELASTIC TECHNOLOGIES, INC.
              NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements for the period ended June 30, 2000 (third quarter), reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended September 30, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

NOTE 2 - OPERATIONAL STATUS
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and for the nine-month period ended June 30, 2000, and the Company has used substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceed current assets by $357,393 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and the ability to find additional equity financing. Management believes that actions presently being taken to obtain additional equity financing and increase sales provide the opportunity to continue as a going concern.










Item 2. Management's Discussion and Analysis or Plan of Operations

We are in the initial stages of development with minor revenues and income and are subject to all the risks inherent in the creation of a new business. Since our principal activities to date have been limited to organizational activities, prospect development, and acquisition of interests, we have no record of any material revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that we will be able to achieve our business plans.

PRINCIPAL PRODUCT

ThermoElastic Technologies, Inc., a development stage entity (the "Company" or "TTI"), was incorporated on January 21, 1999, in the State of Delaware to carry on the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. The goal of TTI is to market products throughout specified geographical locations in the dental field. Licensing agreements will be entered into with qualified companies and individuals to expand its use into other diverse areas and products.

Over the next twelve months, we intend to market and distribute dental applications in the United States and internationally and to utilize the World Wide Web in the implementation of our planned business operations. We shall conduct product research and development as funds allow. Management possesses the experience to implement our business plan. No significant equipment purchases are planned over the next twelve months.

RESULTS OF OPERATIONS

We have received $4,900 in revenue for the nine months ended June 30, 2000, compared to $326 in the period from January 21, 1999 to June 30, 1999. We have incurred $76,951 in selling, general and administrative expenses for the three months ended June 30, 2000 compared to $209,076 for the comparable period ended June 30, 1999. We have incurred $293,448 of selling, general and administrative expenses for the nine months ended June 30, 2000 compared to $223,592 for the comparable period in 1999. The decrease in expenses for the three month period is primarily attributable to decreased working capital, while increased expenses for the nine month period is due to there being nine months of operations in 2000 compared to five months in 1999, the period of inception.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2000, we had net cash used by investing activities of $881 for the purchase of equipment.
We currently have no material commitments for capital expenditures.

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

ADDITIONAL FINANCING

 Over the next two years, our liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. We believe that additional capital and debt financing in the next three months will allow us to commence our marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, we cannot be assured that we will be able to obtain additional equity or debt financing in the future, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Future Operating Results - Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect our current expectations. These factors include worldwide economic and political conditions, industry specific factors, our ability to maintain access to external financing sources and financial liquidity, and ability to manage expense levels.

Need for Additional Capital - As of June 30, 2000, we had approximately $2,000 of cash. We have experienced negative cash flow since inception and we expect the negative cash flow to continue until significant revenue is generated. Our future success is highly dependent upon our continued access to sources of financing which we believe are necessary for our continued marketing efforts. In the event that we are unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Forward Looking Statements - This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within the industry may change adversely; we may be unable to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors effect the forward looking statements made herein and include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing.

Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

THERMOELASTIC TECHNOLOGIES, INC

Dated:    August 21, 2000
By:    /s/ Kenneth B. Liebscher
       ------------------------
       Kenneth B. Liebscher, President and Director

By:    /s/ Bernie Teitelbaum
       ------------------------
       Bernie Teitelbaum, Secretary/Treasurer and Director