Form 10KSB
period 2000-09-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2001-01-17
CIK 1074142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

                        Commission File Number: 000-25107

                       THERMOELASTIC TECHNOLOGIES, INC.
                (Name of Small Business Issuer in its charter)

            Colorado                                        51-0387926
            --------                                        ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)

                5466 Canvasback Road, Blaine, Washington 98230
              --------------------------------------------------
              (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (360) 371-5061

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $3,840

The number of shares outstanding of the Company's $.0001 Par Value Common Stock, as of September 30, 2000 were 17,338,164. The aggregate number of shares of the voting stock held by non-affiliates on January 13, 2000 was 5,952,440. The market value of these shares, computed by reference to the market closing price on January 13, 2000 was $2,976,220. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

A) General

L.P.R. Cybertek, Incorporated ("LPR Cybertek") was incorporated on January 30, 1995 under the laws of the State of Colorado to engage in any lawful corporate undertaking including, but not limited to, selected mergers and acquisitions.

On July 15, 1999, LPR Cybertek entered into an Agreement and Plan of Reorganization with ThermoElastic Technologies, Inc., a Delaware corporation ("ThermoElastic Delaware"). Pursuant to the Agreement and Plan of Reorganization, ThermoElastic Delaware merged into LPR Cybertek, with LPR Cybertek being the surviving corporation. The shareholders of ThermoElastic Delaware received 138,164 shares of LPR Cybertek common stock, 666,400 Class A Warrants, 666,400 Class B Warrants and 100,000 options to purchase common shares of LPR Cybertek at $1.00 per share of common stock in exchange for all their common shares, warrants and options in ThermoElastic Delaware. As part of the Agreement and Plan of Reorganization, the then-shareholders of LPR Cybertek sold 15,766,629 common shares of LPR Cybertek's common stock, representing 91.67% of the issued and outstanding shares of LPR Cybertek, to ThermoElastic Delaware designees, resulting in a change of control of LPR Cybertek.

Pursuant to the Agreement and Plan of Reorganization, LPR Cybertek changed its name to ThermoElastic Technologies, Inc. ("ThermoElastic" or the "Company").

The Company's principal offices are located at 5466 Canvasback Road, Blaine, Washington 98239, telephone number (360) 371-5061. These offices consist of 150 square feet on a month-to-month lease. The monthly rental fee is included in management remuneration.

Employees. The Company does not currently have any employees. The Company has engaged consultants to assist it as needed.

Government Regulations. At the present time, there are no pervasive regulations of the Company's business.

Competition. It is important to note that none of the competing products in the marketplace today possess the thermoelastic consistency of BITEM. All the competing products are single purpose products and have distinctive drawbacks. Some of the existing products on the market have functions similar to the products made with BITEM, but the Company believes that there is no comparison in performance.

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

5. Brux-Eze/Impak/Thermoflex: This material is used to construct sportsguards and nightguards. It will soften in warm water, but the consistency is not controllable and usually remains relatively soft.

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

This special composition once added to a denture softens in warm water and can be adapted to the contours of the patient's gums and/or teeth. The acrylic material requires the temperature of the water to be only between 120 - 155 degrees Fahrenheit or 50 - 63 degrees Celsius. This process can be repeated as many times as necessary to ensure complete fit and comfort. The innovation of this patented Technologies lies in the controlling mixture of the two liquid monomers: A- the softener and B-the hardener. The relative proportions of the two monomers determine the range of BITEM's consistencies, from the cushiony soft to the hard acrylic base of commonplace denture material.

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

This material is available in raw material (powder and liquid), "heat-cure". or in "self-cure" packages. It can made available in pre-manufactured sublingual wings containing the thermoelastic material and can be used to stabilize existing lower dentures by installing them under the tongue.

Dental patients will be the primary beneficiaries of BITEM due to the increased comfort afforded by the material. The dentist will also benefit due to the product's ease of use. Most products available in the dental business have a single purpose or are use specific. The dual properties of BITEM, provides the dentist with abilities never before available A) complete control in the mixing process - allowing an infinite variety of rigidities B) the ability to create many different critical parts of dental appliances; and C) to create a dental appliances which are thermo- adjustable for their lifetime. D) the following are 15 examples of the over 60 dental applications of BITEM.

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

We are currently seeking uses for this Technologies inside and outside of the dental world. We are currently pursuing the following opportunities:

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

4. Braces

Prosthetics and Orthopedic braces and artificial limbs are a billion dollar a year industry in the United States. There are approximately 2.5 million amputees in the U.S. and is estimated that this number grows by 125,000 annually. Approximately 54% of all amputations are below the knee, 37% are above the knee and 7% are amputations of the arm. The demands for orthotics and prosthetics are expected to grow over the next twenty years, according to the National Commission on Orthotic and Prosthetic Education. There will be a 25% percent increase in the number of people with paralysis, deformity of orthopedic impairments in that time. Over the same period, the number of people expected to require prosthesis will increase by 47% and the number of people using orthopedic braces is expected to increase by 3 1 %.

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

8. Aids to daily living

Rehabilitation centers, physio and occupational therapists work with many people who, because of accident, injury or disease have problems with items standard in every household. With BITEM, we are able to design special equipment to accommodate these special needs. Most of these designs and manufacturing will be left to the specialists in the field by entering into licensing agreements for BITEM's use. Many situations can be easily remedied by the use of this new material.

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

ThermoElastic Technologies, Inc. (TTI) has entered into an agreement with regard to the acquisition of a license for the exclusive worldwide rights and related privileges to the BITEM products, which provided for a deposit of $50,000 payable by February 28, 1999 and the balance of $200,000 due by February 28, 2000 and a graduated royalty fee: 5% for the first $25,000,000 in gross annual income, 3.5% for the next $25,000,000 and 2.5% for sales exceeding $50,000,000.

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

Item 2. Properties.

The Company's principal offices are located at 5466 Canvasback Road, Blaine, Washington 98239, telephone number (360) 371-5061. These offices consist of 150 square feet on a month-to-month lease. The monthly rental fee is included in management remuneration.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

      The Company's common stock has been traded on the OTC Electronic Bulletin Board since October, 2000 under the symbol "TMRO". Since the Company's common stock was not publicly traded during the fiscal year ended September 30, 2000, no high or low bid prices are available for that time period. The following table reflects the high and low quarterly bid prices since the end of the fiscal year of September, 2000. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                      High Bid                   Low Bid
--------------------------------------------------------------------------------
4th Qtr 2000                1.75                       .187
--------------------------------------------------------------------------------

As of September 30, 2000, the Company had 17,338,164 shares of its common stock issued and outstanding, of which 5,952,440 were held by non-affiliates. The Company has authorized a total of 100,000,000 shares of common stock, par value $.0001. The Company has authorized a total of 20,000,000 shares of preferred stock, par value $.0001 and presently has no shares of preferred stock issued and outstanding. As of September 30, 2000, the Company estimates there are 80 "holders of record" of its common stock and estimates that there are approximately 100 beneficial shareholders of its common stock.

The Company has 666,400 Series A warrants issued and outstanding. The Series A warrants are exercisable for one share of common stock at an exercise price of $2.00 and are currently exercisable, subject to certain conditions, until they expire on December 31, 2001. The Series A Warrants are redeemable by the Company upon thirty days' written notice at $.01 per warrant.

The Company has 666,400 Series B warrants issued and outstanding. The Series B warrants are exercisable for one share of common stock at an exercise price of $3.00 and are currently exercisable, subject to certain conditions, until they expire on December 31, 2001. The Series B Warrants are redeemable by the Company upon thirty days' written notice at $.01 per warrant.

Item 6. Management's Discussion of Financial Condition and Plan of Operations

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

As shown in the accompanying financial statements, the Company has incurred net losses of ($1,211,936) since inception. The Company is experiencing liquidity problems. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company intends to generate cash flows from operations and from proceeds on the exercise of warrants, if any. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Trends and Uncertainties. Demand for the Company's services will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Company's activities are sales and marketing of dental application products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Capital and Source of Liquidity. The Company currently has no material commitments for capital expenditures.

For the period from inception (January 30, 1995) to September 30, 2000, ThermoElastic Delaware (prior to the merger) purchased product rights for $250,000 and issued common shares valued at $20,000. As a result, ThermoElastic Delaware had net cash used in investing activities of $238,679 for the period from inception to September 30, 2000.

For the period from inception to September 30, 2000, ThermoElastic Delaware received $737,385 from the issuance of common stock in an offering pursuant to Rule 504. As a result, ThermoElastic Delaware had net cash provided by financing activities of $572,385 for the period from inception to September 30, 2000.

The Company expects that the net proceeds it hopes to receive from its current stock offering and the cash flow from future operations, if any, will be sufficient to allow the Company to meet the expected growth in demand for its products and services. Additionally, the Company expects to use any proceeds from the exercise of the Series A and B Warrants to expand operations. However, there can be no assurance that the warrants will be exercised or that our sales will meet our growth expectations. Should either of these fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. The Company's planned growth and profitability could be delayed or diminished if the two options listed above are not implemented.

Over the next two years, our liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. The Company believes that additional capital and debt financing over the next twelve months will allow it to commence its marketing and sales efforts and will result in revenues and greater liquidity in the long term. However, there can be no assurances that the Company will be able to obtain additional equity or debt financing in the future, if at all.

PLAN OF OPERATION. The Company intends to market and distribute dental applications in the United States and internationally as well as through the Internet over the next twelve months. The Company shall conduct product research and development as funds allow. Management possesses the requisite experience to implement the Company's business plan. No significant equipment purchases are planned over the next twelve months.

The Company shall seek to maintain low operating costs while commencing operations and increasing operating revenues. The Company has maintained a low cost administrative approach but anticipates that increased marketing expenses will occur in the future as the Company attempts to further increase its marketing and sales efforts.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Age         Positions Held and Tenure
----                    ---         -------------------------

Dennis Epstein          65          Chairman of the Board, since 7/30/99
Kenneth B. Liebscher    57          President, Director, since 7/30/99
Bernard Teitelbaum      50          Vice President of Sales and Marketing,
                                    Secretary, since 7/30/99
Daniel Wiseman          33          CFO, since 3/1/00
Dr. Lorne Berman        38          Director, since 7/30/99
Dr. Stephen Rivers      51          Director, since 7/30/99
Dr. Ila Berman          39          Director, since 7/30/99
Dr. Izchak Barzilay     40          Director, since 7/30/99
Bonnie D. Walton        46          Director, since 7/30/99
George Osterbauer       55          CEO, since 10/16/00
Fred Heaps              61          Director, since 7/30/99

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Remuneration: To date, none of the officers have received any compensation.

Board of Directors Compensation. Members of the Board of Directors will receive compensation as yet to be determined per meeting if these Directors are not separately compensated by the Company and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Company.

Director liability insurance may be provided to all members of the Board of Directors. The Company has not yet obtained such insurance and does not have any specifics for available cost and coverage. The Company does not have a specific time frame to obtain the insurance. No differentiation is made in the compensation of "outside directors" and those officers of the Company serving in that capacity.

Conflicts of Interest Policy. The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. The Bylaws of the Company provide that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of these interested directors; or (ii) the fact of the common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the common shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to the Company at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such transactions.

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. The Company's basic philosophy requires the inclusion of directors who will be representative of management, employees and minority shareholders. Directors may only be removed for "cause".

Dr. Ila Berman and Dr. Lorne Berman are sister and brother.

There is no family relationship between or among any Officer and Director except as disclosed above.

The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which each will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Dennis Epstein CA, CMC, CBV, Chairman of the Board. Mr. Epstein is a co-founder of ThermoElastic Delaware and has been a partner with Horwath Orenstein from 1966 to the present. Mr. Epstein was the managing partner of Horwath Orenstein from 1983 to 1992. Horwath Orenstein is a Toronto based Chartered Accounting firm and member of Horwath International. He is a member of the Institute of Chartered Accounts of Ontario, Canadian Associations of Management Consultants of Ontario, and the Canadian Institute of Chartered Business Valuators. He has successfully completed the Canadian Security Course, is a member of such associations as the Canadian Franchise Association and the Canadian Venture Capital Association. His practice includes public financing of early stage technology opportunities, debt equity financing proposals, acquisitions and mergers, real estate syndications, transportation technologies, franchising and assisting entrepreneurs to manage growth for profit. Mr. Epstein has written a book, "Growth Hormones in the Technology Sector."

George Osterbauer, CEO. Prior to joining the Company, Mr. Osterbauer was senior vice president of new ventures and high technology marketing for Ash Temple Ltd., a premier supplier of dental products in North America. prior to joining Ash Temple, Mr. Osterbauer worked for 18 years at Dentsply International Inc. , most recently as its vice president and general manager of Dentsply Canada Ltd. Mr. Osterbauer is an active member of the Board of Directors of the Dental Industry Association of Canada, has served on various committees for the Canadian Dental Association as a dental industry representative and served as the industry representative on a number of Medical Standards Writing Committee for the Canadian Standards Industry (CSA) and the International Standards Organization (ISO).

Mr. Osterbauer is a graduate of Queens University at Kingston, Ontario, in Economics and Business. Mr. Osterbauer has completed numerous courses in management including courses at Queens University School of Business Executive Program, the university of Pennsylvania Wharton School of Business and the Canadian Management Centre.

Dr. Lorne Berman, Director. Dr. Berman has been in private practice as an optometrist in Toronto from 1985 until the present. From 1998 to 1999, he was a lecturer for the Canadian College of Naturopathic Medicine. From 1986 to 1987, Dr. Berman was a Clinical Supervisor, University of Waterloo, School of Optometry. Dr. Berman is a member of the Canadian Association of Optometrists, the Ontario Association of Optometrists, Glaucoma Research Society and an Affiliate Doctor with TLC, the Laser Center. Dr. Berman graduated from the University of Waterloo School of Optometry in 1985.

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

Rivers worked at the Thistletown Regional Center for Children and Adolescents as a staff psychologist for the Peel Children's Center in Mississauga, Ontario. From 1988 until 1989, he did his externship in family therapy at Thistletown/Peel Children's Center. From 1981 to 1987, Dr. Rivers was employed by the Ottawa Board of Education as a staff psychologist on a full-time basis. From 1980 to 1981, Dr. Rivers was under contract with the Children's Aid Society of the County of Lamark, working with adolescents and counseling adults, performing psychometric and emotional assessments of infants and young children. Dr. Rivers is registered with The College of Psychologist of Ontario. He is affiliated with the following organizations: Canadian Psychology Association, American Psychology Association and The Ontario Psychological Association. Dr. Rivers has published extensively and has many conference presentations to his credit.

Dr. Ila Berman, Director. Dr. Berman graduated from the School of Architecture, Carleton University in Ottawa, Canada with a Bachelor of Architectural Degree with High Distinction in 1983. She studied abroad at the Techinion Institute of Technology, Haifa, Israel for one semester from 1983 to 1984. Dr. Berman worked as an architect in Tel Aviv, Israel in 1984. She returned to Toronto and worked for Norr Partnership Limited, Architects and Engineers, in the position of Project Design Architect. Dr. Berman was responsible for the principal research program and development of design pertaining to Norr Care, a division of Norr, established to respond to social needs, by providing architectural alternatives to traditional institutions related to the community, social services, housing and health care. From 1986-1989 she designed Covenant House, Street Youth Hostel Crisis Care Center in Toronto. From 1986-1989, Dr. Berman designed Woodroffe Center in Ottawa, the Cape Breton Regional Hospital in Cape Breton, Nova Scotia, the St. Thomas-Elgin Rehabilitation Unit in St. Thomas and the Freeport Hospital Chronic Care Facility in Kitchener, Ontario. In 1991, Dr. Berman graduated with a masters of Design Studies in Architecture from Harvard University Graduate School of Design. In 1993, Dr. Berman received her Doctorate in Design in Architecture from Harvard University Graduate School of Design. From 1997 to 1999, Dr. Berman held the position of Assistant Professor to the Illinois Institute of Technology College of Architecture. During her time at Harvard University, Dr. Berman has received numerous awards, fellowships and scholarships. When Dr. Berman graduated from Carleton University in 1983, she received the Lieutenant Governor of Ontario's Metal for Design and Architecture. Dr. Berman is not only a scholar and a teacher, but she is also a recognized artists and has had a number of one artist shows and group exhibitions.

Bonnie D. Walton, Director. Ms. Walton is presently the Managing Director of Walton Interiors, specializing in commercial and residential interiors and construction. She has completed her studies at Sheridan College in Ontario and at Christies Education in London, England. In the past, Ms. Walton has been extensively involved in the management, sale, developing and redeveloping of commercial real estate. Bonnie has also had extensive business management experience having provided management services on a contract basis to the legal profession.

Kenneth B. Liebscher, President, Director. Mr. Liebscher is an international businessman with 28 years of executive management experience. He was 22 years with the world's largest dental products manufacturer, DENTSPLY INTERNATIONAL

INC. He held several positions culminating as the Manager of their West Coast division, headquartered in San Francisco, CA. Mr. Liebscher was recruited by a major European based competitor, IVOCLAR LIECHTENSTEIN, to lead their entry into the North American market and within two years became Executive Vice President of Sales and Marketing and helped expand this company's sales to 300 million dollars U.S. before retiring. Mr. Liebscher became a Director of E.T.C., a publicly traded company, in 1992 and became President of it's wholly owned subsidiary, The Electric Car Company. In 1994, he led a team that developed the Ml- 6 prototype electric car from the ground up. Mr. Liebscher serves on the Board of Directors of several public companies listed on the Vancouver and U.S. Stock Exchanges. Mr. Liebscher is graduate of St. George's School, Vancouver B.C. and also attended the University of British Columbia.

Bernard Teitelbaum, Vice President Sales and Marketing. From 1990 until 1994, Mr. Teitelbaum was with DENTSPLY CANADA LTD. as Director of Sales and Marketing. He was fully responsible for sales and marketing for both business units, i.e., the dental laboratory and dental equipment divisions. He launched the Trublend SLM, the largest single tooth company, launched in the corporation's history with 100% dealer network penetration. From 1986 until 1992, Mr. Teitelbaum continued with Dentsply as Sales Manager of the Laboratory Products Business Unit. He successfully launched, in the European market, a tooth line called Biodent into a 50 % dealer distribution network and also captured 33% of the market share in Europe with pre-mixed opaquing porcelain called Biopaque. From 1981 until 1986, he was treasurer and controller of DENTSPLY CANADA LTD. and was an officer and director of DENTSPLY CANADA LTD. Operating Divisions. He was directly responsible for the full financial reporting, planning, data processing and asset management for all Canadian businesses of DENTSPLY INTERNATIONAL INC. From 1977 until 1981, Mr. Teitelbaum was with DENCO, A DIVISION OF MCGAW SUPPLY LTD. as Assistant Controller. Mr. Teitelbaum graduated from University of Toronto in 1971 with a Bachelor of Commerce degree. He took additional courses at Osgoode Hall Law school in the L.L.B. program, Sir Wilfred Laurier University in export management, University of Toronto in strategic planning, intermediate accounting & auditing. He also took courses at Xerox in York, Pennsylvania in professional selling skills and has attended many one and two day special interest courses in sales and marketing management.

Dr. Izchak Barzilay, Director. Dr. Barzilay graduated from the University of Toronto with a Bachelor of Science Degree in 1979. He obtained his DDS from the Faculty of Dentistry, University of Toronto in 1983. He then put in a one-year Faculty Internship Program with the Department of Oral Medicine and Pathology at the University of Toronto, Faculty of Dentistry. Dr. Barzilay, at the Eastman Dental Center, University of Rochester, obtained his Specialty Certificate in Prosthodontics in 1986. He continued on in the Department of Dental Research, University of Rochester and obtained his Masters Degree in 1991. Dr. Barzilay has been in private practice in Toronto as a Prosthodontist since 1987. He is an Associate in Dentistry, Department of Prosthodontics, Faculty of Dentistry, University of Toronto. Dr. Barzilay is on staff at the Toronto Hospital and is Head of the Division of Prosthodontics, Mount Sinai Hospital. He is also on the Editorial Board of Dental Implant Perspectives. Dr. Barzilay's professional experience, includes the following: Faculty Internship at the University of Toronto, Clinical Instructor in Oral Diagnosis and Emergency Departments, Resident Dentist, University of Toronto Mobile Dental Clinic for the Disabled Resident and Department of Dentistry, Moose Factory General Hospital. Izchak was in private practice in General Dentistry in 1984. Between 1985 and 1986 he attended at the Genesee Hospital, Prosthodontics. Between 1986 and 1987 he was at Strong Memorial Hospital in Prosthodontics, attending. He was Assistant Professor, Department of Prosthodontics, Eastman Dental Center, Rochester, NY, and a Member - Executive of the Ontario Study Club for Osseointegration between the years of 1991 and 1993. In 1991, he was President of the Ontario study Club for Osseointegration. Research activities are many and varied in the area of Cured, Composite Resins, Titanium Implants, Light-cured Composite Resins, Bonding Composite Resins, Evaluation of Porcelain Repair Materials and from 1996, Clinical Evaluation of BITEM, our Intraoral Thermo Elastic Material. Dr. Barzilay is a member of Alpha Omega Dental Fraternity, the Canadian Dental Association, the American College of Prosthodontist, American Association for Dental Research, Ontario Study Club for Osseointegration, American Association of Dental Research Implantology Group, Canadian Academy of Restorative Dentistry & Prosthodontics, the Academy of Prosthodontics - Fellow, Academy of Dentistry International Fellow and in many more. Dr. Barzilay has received many honors and awards, and has lectured and published extensively. Dr. Barzilay has done our main clinical study of the BITEM product and he has become our Foremost Authority in this particular Product.

Fred J. Heaps, Director. From 1991 to 1998, Mr. Heaps was Managing Director and Partner of ITIS, Inc., and information and database provider to the North American Travel industry, located in Concord, Ontario. In 1990 Mr. Heaps was President and CEO of Armada Equipment Co. From 1964 to 1989 he was with
DENTSPLY INTERNATIONAL INC., where his positions included Sales Representative, Division Manager for North East United States and Canada, Vice President and
CEO of DENTSPLY CANADA LTD., President of Amalgamated Dental Company, President of Ash USA, President of Medical and Industrial Equipment, President of National Refining Co. and President of Canadian Dental Supply Company. Mr. Heaps has 30 years of multinational corporate management experience in North America and Europe at all levels of product development, financing and marketing, with recent in depth involvement in Canadian information services and database environments, procedures and development processes. Mr. Heaps graduated from the University of British Columbia with a business major. He attended York University and added business and financial postgraduate courses. He also attended University of Chicago taking additional marketing courses.

Daniel Wiseman, Chief Financial Officer. Mr. Wiseman worked as a staff accountant for Arthur Andersen & Co., LLP from 1993 to 1995, where he specialized in family wealth and tax planning. In late 1995, Mr. Wiseman became controller for a gaming company. From 1996 to 1997, Mr. Wiseman was CFO for Le Print Express International Inc. In mid 1997, Mr. Wiseman founded and is currently president and chief executive officer of Harvard Investment Group, Ltd., an investment banking firm. In 1998, Mr. Wiseman was a founder and director of Harvard Capital Corp. From December 1999 to October 2000, Mr. Wiseman was vice president of corporate development for Nework Corp., formerly Harvard Capital Corp. Mr. Wiseman received a Bachelor of Science degree form New York University in psychology in 1989, an Honour Bachelor of Commerce Degree in 1991 in Finance and Marketing from the University of Windsor, Ontario and his Chartered Accountant designation in 1995.

Item 10. Executive Compensation.

During fiscal 2000, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Compensation of Directors

No director receives or accrues any compensation for his services as a Director, including committee participation and or special assignments. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors. The Company anticipates compensating its directors for their attendance at meetings if these directors are not separately compensated by the Company and said directors attend a minimum of four meetings. The amount of compensation to be paid has not yet been determined. The Company anticipates purchasing director liability insurance in the future to cover its directors but has made no commitment to purchase said insurance in the near future.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in- control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Compensation of Directors. Directors of the Company are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                     Position                            Filed Reports
----                     --------                            -------------

Dennis Epstein           Chairman of the Board               No
Kenneth B. Liebscher     President, Director                 No
Bernard Teitelbaum       Vice President of Sales
                         and Marketing, Secretary            No
Dr. Lorne Berman         Director                            No
Dr. Stephen Rivers       Director                            No
Dr. Ila Berman           Director                            No
Dr. Izchak Barzilay      Director                            No
Bonnie D. Walton         Director                            No
George Osterbauer        CEO                                 No
Grace Maitland Carter    Shareholder                         No
Howard Kerbel            Shareholder                         No
Fred Heaps               Director                            No
Daniel Wiseman           CFO                                 No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 17,338,164 shares of the Company's common stock issued and outstanding on September 30, 2000. No preferred shares were issued and outstanding at September 30, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

--------------------------------------------------------------------------------
Name and Address                           Number of        Percentage of
                                           Shares Owned     Shares
                                           Beneficially     Owned
                                                            Beneficially
--------------------------------------------------------------------------------
Cede and Company                           6,408,136           36.96%
PO Box 222
New York NY 10274
--------------------------------------------------------------------------------
Dennis Epstein (1)(2)                      3,226,534           18.61%
14 Chicora Avenue
Toronto Ontario M5R 1T6
--------------------------------------------------------------------------------
Kenneth Liebscher (1)                         50,000             .29%
1180 - 666 Burrard
Street
Vancouver BC V6C 2X8
--------------------------------------------------------------------------------
Bernard Teitelbaum (1)                             0            0.00%
390 Edgeley Blvd. #19
Concord Ontario L4X 3Z_
--------------------------------------------------------------------------------
Daniel Wiseman (1)                            50,000            0.29%
942 Yonge St. #1020
Toronto ONT M4W 3S8
--------------------------------------------------------------------------------
Dr. Steven Rivers (1)                         50,500             .29%
1 Corwin Crescent
Toronto Ontario M3H 1Z9
--------------------------------------------------------------------------------
Dr. Ila Berman (1)(4)                        130,000             .75%
1106 Felicity Street
New Orleans LA 70130
--------------------------------------------------------------------------------
Dr. Izchak Barzilay (1)                       50,000             .29%
18 Green Acres Road
Thornhill Ontario M5R
1A3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Bonnie D. Walton (1)(3)                    3,273,333            18.88%
94 Cumberland St #906
Toronto Ontario M5R 1A3
--------------------------------------------------------------------------------
Rosemarie Berman (4)                       1,653,207             9.54%
1131 Steeles Avenue W
PH105
Toronto Ontario
--------------------------------------------------------------------------------
Sondra Black                               2,901,450            16.73%
21 Roxborough Lane
Thornhill Ontario L4J
aT1
--------------------------------------------------------------------------------
Grace Maitland Carter (2)                  3,197,534            18.44%
14 Chicora Avenue
Toronto Ontario
--------------------------------------------------------------------------------
Howard Kerbel (3)                          3,223,033            18.59%
120 Wembley Road
Toronto Ontario M6C 2G6
--------------------------------------------------------------------------------
Dr. Joshua Kerbel (3)                      1,670,411             9.63%
525 Chaplin Crescent
#815
Toronto Ontario
--------------------------------------------------------------------------------
Dr. Lorne Berman (1)(4)                    3,222,533            18.59%
2267 Islington Ave. #4
Toronto Ontario M9W 1R4
--------------------------------------------------------------------------------
Officers and Directors                    10,052,900            57.98%
As A
Group (11 persons)
--------------------------------------------------------------------------------

(1)   Denotes Officer and/or Director.

(2) Mr. Epstein and Ms. Carter are married and Ms. Carter's shares may be deemed to be beneficially owned by Mr. Epstein.

(3) Ms. Walton and Mr. Howard Kerbel are married. Mr. Kerbel's shares may be deemed to be beneficially owned by Ms. Walton. Joshua Kerbel is Howard Kerbel's son.

(4) Rosemarie Berman is the mother of Dr. Lorne Berman and Dr. Ila Berman who disclaim any beneficial ownership of her shares.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

On February 2, 1999, ThermoElastic Delaware entered into a contract with Vista Developments Ltd., in which Vista would provide required marketing, promotion and sales services. The contract stipulates such services will cost $150,000 per annum, payable $12,500 per month, plus certain stock options and commissions above stipulated sales levels.

On February 8, 1999, ThermoElastic Delaware entered into a five-year contract with Gritell International Limited, in which Gritell would provide certain management, business and financial advice and expertise. As amended April 1, 1999, Gritell will receive $6,000 per month for its services until further notice plus certain expenses. The original compensation terms outlined in the contract were $13,334 per month during the first year, $20,000 per the month during the second and third years, and $33,334 per month during the fourth and fifth years. Gritell has reserved the right to demand payment of any unpaid accrued balances. Howard Kerbel, the president of Gritell, is married to Bonnie Walton, a Director of the Company. The Company has also agreed to pay any taxes incurred as a result of this agreement but does not know how much, if any, taxes will be due under this agreement. The Company also has an account payable of approximately $151,000 to Gritell.

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

Due to Related Parties. As described above, ThermoElastic Delaware has entered into management consulting fee contracts with Vista Developments, Ltd., Gritell International Limited, Trilock Financial Corporation and PEL Moulds, Inc. Vista Developments, Ltd. is a shareholder in the Company. Gritell International Limited, Trilock Financial Corporation and PEL Moulds, Inc. are owned by shareholders of the Company.

Due to related parties consisted of the following at September 30, 2000:

Gritell International                                    $385,145
Vista Developments, Ltd.                                  150,000
Trilock Financial Corporation                             161,785
Harvard Investment Group, Ltd.                             11,413
                                                         --------
Total                                                    $708,343
                                                         ========

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated December 21, 2000

Consolidated Balance Sheet for the Year Ended September 30, 2000

Consolidated Statements of Comprehensive Loss for the Year Ended September 30, 2000 and For the Period From January 30, 1995 (Date of Inception) to September 30, 2000

Consolidated Statements of Operations for the Year Ended September 30, 200 and for the Period from January 30, 1995 (date of Inception) to September 30, 2000

Consolidated Statement of Changes in Stockholders' Equity for the Period from January 30, 1995 (date of Inception) to September 30, 2000

Statements of Cash

Flows Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 16, 2001                        THERMOELASTIC TECHNOLOGIES, INC.


                                        /s/ Kenneth B. Liebscher
                                        ----------------------------------------
                                        Kenneth B. Liebscher, President,
                                        Director


                                        /s/ Daniel Wiseman
                                        ----------------------------------------
                                        Daniel Wiseman, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ Dennis Epstein
January 16, 2001                        ----------------------------------------
                                        Dennis Epstein, Chairman of the Board


                                        /s/ Kenneth B. Liebscher
January 16, 2001                        ----------------------------------------
                                        Kenneth B. Liebscher, Director


January __, 2001                        ----------------------------------------
                                        Dr. Lorne Berman, Director

January __, 2001                        ----------------------------------------
                                        Dr. Steven Rivers, Director


                                        /s/ Dr. Ila Berman
January 16, 2001                        ----------------------------------------
                                        Dr. Ila Berman, Director


January __, 2001                        ----------------------------------------
                                        Dr. Izchak Barzilay, Director


                                        /s/ Bonnie D. Walton
January 16, 2001                        ----------------------------------------
                                        Bonnie D. Walton, Director


                                        /s/ Fred Heaps
January 16, 2001                        ----------------------------------------
                                        Fred Heaps, Director

                        THERMOELASTIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .........................................     1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet ....................................     2

       Consolidated Statements of Comprehensive (Loss) ...............     3

       Consolidated Statements of Operations .........................     4

       Consolidated Statement of Stockholders' (Deficit) .............   5 - 6

       Consolidated Statements of Cash Flows .........................   7 - 8

       Notes to Financial Statements .................................   9 - 18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
ThermoElastic Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of ThermoElastic Technologies, Inc. and Subsidiary as of September 30, 2000, and the related consolidated statements of comprehensive (loss), operations, stockholders' (deficit) and cash flows for the year ended September 30, 2000 and for the period from January 30, 1995 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoElastic Technologies, Inc. and Subsidiary as of September 30, 2000, and the results of its operations and its cash flows for the period from January 30, 1995 to September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company is awaiting government approval of its product, has incurred significant losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moffitt & Company, P.C.
Scottsdale, Arizona

December 21, 2000

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                    $       805
       Accounts and sundry receivables                                      507
       Travel advances                                                    1,000
       Prepaid expenses                                                  29,505
                                                                    -----------

             TOTAL CURRENT ASSETS                                   $    31,817

OFFICE FURNITURE AND COMPUTERS
       Cost                                                               3,679
       Less accumulated depreciation                                      1,199
                                                                    -----------

             NET PROPERTY AND EQUIPMENT                                   2,480

OTHER ASSETS
       Product rights                                                   250,000
                                                                    -----------

             TOTAL ASSETS                                           $   284,297
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                                     $   101,633
          Related entities                                              708,343
       Accrued liabilities                                               12,314
       Products rights payable                                           75,000
                                                                    -----------

              TOTAL CURRENT LIABILITIES                             $   897,290

CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $.0001 per share
            Authorized 20,000,000 shares
            0 shares issued and outstanding                                   0
       Common stock, par value $.0001 per share
            Authorized 100,000,000 shares
            17,338,164 shares issued and outstanding                      1,734
       Paid in capital in excess of par value of stock                  762,209
       Cumulative currency translation adjustment                        (4,483)
       Deficit accumulated during development stage                  (1,372,453)
                                                                    -----------

            TOTAL STOCKHOLDERS' (DEFICIT)                              (612,993)
                                                                    -----------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' (DEFICIT)                               $   284,297
                                                                    ===========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
                   FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000

                                                                    January 30,
                                                                  1995, (Date of
                                                     Year Ended    Inception) to
                                                   September 30,   September 30,
                                                        2000            2000
                                                   -------------  --------------

NET (LOSS)                                           $(708,990)     $(1,207,453)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustments                638           (4,483)
                                                     ---------      -----------

NET COMPREHENSIVE (LOSS)                             $(708,352)     $(1,211,936)
                                                     =========      ===========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000

                                                                    January 30,
                                                                  1995, (Date of
                                                  Year Ended       Inception) to
                                                  September 30,    September 30,
                                                      2000             2000
                                                  -------------   --------------

SALES                                             $      3,840     $     6,380

COST OF SALES                                            1,782           3,599
                                                  ------------     -----------

       GROSS PROFIT                                      2,058           2,781
                                                  ------------     -----------

EXPENSES
    Development costs to related entities              359,000         591,411
    General and administrative                         352,048         618,823
                                                  ------------     -----------

              TOTAL EXPENSES                           711,048       1,210,234
                                                  ------------     -----------

NET (LOSS)                                        $   (708,990)    $(1,207,453)
                                                  ============     ===========

NET (LOSS) PER COMMON SHARE

       Basic and diluted                          $       (.04)
                                                  ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               17,338,164
                                                  ============

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000

                                                                                                                          Deficit
                                                                                            Paid in       Cumulative    Accumulated
                                         Preferred Stock             Common Stock          Capital in      Currency      During the
                                      ----------------------   ------------------------  Excess of Par   Translation    Development
                                       Shares       Amount       Shares        Amount    Value of Stock   Adjustment       Stage
                                      --------    ----------   ----------    ----------  --------------  -----------    ------------
AT DATE OF INCEPTION                         0    $        0            0    $        0    $        0     $        0    $        0

JANUARY 30, 1995 - COMMON STOCK
    ISSUED TO FOUNDERS FOR
    SERVICES                                 0             0   13,760,000         1,376        (1,176)             0             0

AUGUST 1, 1995 - COMMON STOCK
   ISSUED FOR CASH                           0             0    1,720,000           172         9,828              0             0

DECEMBER 15, 1995 - COMMON STOCK
   ISSUED FOR CASH                           0             0      860,000            86         4,914              0             0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1995                         0             0            0             0             0              0        (8,606)
                                      --------    ----------   ----------    ----------    ----------     ----------    ----------

         BALANCE, DECEMBER 31, 1995          0             0   16,340,000         1,634        13,566              0        (8,606)

FEBRUARY 10, 1996 - COMMON STOCK
   ISSUED FOR SERVICES                       0             0      860,000            86         4,914              0             0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1996                         0             0            0             0             0              0       (10,202)
                                      --------    ----------   ----------    ----------    ----------     ----------    ----------

         BALANCE, DECEMBER 31, 1996          0             0   17,200,000         1,720        18,480              0       (18,808)

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1997                         0             0            0             0             0              0          (824)
                                      --------    ----------   ----------    ----------    ----------     ----------    ----------

         BALANCE, DECEMBER 31, 1997          0             0   17,200,000         1,720        18,480              0       (19,632)

CAPITAL CONTRIBUTED TO THE
   CORPORATION                               0             0            0             0        10,000              0             0

NET (LOSS) FOR THE SHORT-YEAR
    ENDED SEPTEMBER 30, 1998                 0             0            0             0             0              0        (6,760)
                                      --------    ----------   ----------    ----------    ----------     ----------    ----------

         BALANCE, SEPTEMBER 30, 1998         0    $        0   17,200,000    $    1,720    $   28,480     $        0    $  (26,392)

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000

                                                                                                                         Deficit
                                                                                           Paid in      Cumulative     Accumulated
                                          Preferred Stock             Common Stock         Capital in     Currency      During the
                                      -----------------------  ------------------------- Excess of Par  Translation    Development
                                       Shares       Amount        Shares        Amount   Value of Stock  Adjustment       Stage
                                      ---------   -----------  ------------  ----------- -------------- -----------    ------------
JULY 15, 1999, COMMON STOCK
   DIVIDEND PAYABLE IN PREFERRED
   STOCK                              1,650,000   $       165             0  $         0  $   164,835   $         0   $  (165,000)

JULY 15, 1999 REDEMPTION OF
   PREFERRED STOCK FOR CASH          (1,650,000)         (165)            0            0     (164,835)            0             0

JULY 15, 1999, MERGER WITH
   THERMOELASTIC TECHNOLOGIES,
   INC                                        0             0             0            0      732,385             0             0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                 0             0             0            0            0        (5,121)            0

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 1999                         0             0             0            0            0             0      (472,071)
                                     ----------   -----------    ----------  -----------  -----------   -----------   -----------

      BALANCE, SEPTEMBER 30, 1999             0             0    17,200,000        1,720      760,865        (5,121)     (663,463)

FAIR VALUE OF OFFICE RENT
   DONATED BY STOCKHOLDER                     0             0             0            0        1,358             0             0

FRACTIONAL SHARES OF STOCK                    0             0       138,164           14          (14)            0             0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                 0             0             0            0            0           638             0

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 2000                         0             0             0            0            0             0      (708,990)
                                     ----------   -----------    ----------  -----------  -----------   -----------   -----------

      BALANCE, SEPTEMBER 30, 2000             0   $         0    17,338,164  $     1,734  $   762,209   $    (4,483)  $(1,372,453)
                                     ==========   ===========    ==========  ===========  ===========   ===========   ===========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000

                                                                         January 30,
                                                                       1995, (Date of
                                                         Year Ended     Inception) to
                                                        September 30,   September 30,
                                                            2000            2000
                                                        -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                        $(708,990)     $(1,207,453)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities:
             Depreciation                                    1,199            1,199
             Fair value of rent                              1,358            1,358
             Stock issued for services                           0            5,200
       Changes in operating assets and liabilities:
          Accounts and sundry receivables                    2,156           (1,507)
          Inventory                                         11,000                0
          Prepaid expenses                                 (24,888)         (29,505)
          Accounts payable                                 679,092          809,976
          Accrued liabilities                               12,314           12,314
          Product rights payable                                 0           75,000
                                                         ---------      -----------

          NET CASH (USED) BY OPERATING ACTIVITIES          (26,759)        (333,418)
                                                         ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of product rights                                0         (230,000)
       Purchase of property and equipment                        0           (3,679)
                                                         ---------      -----------

          NET CASH (USED) BY INVESTING ACTIVITIES                0         (233,679)
                                                         ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                  0          737,385
       Redemption of preferred stock                             0         (165,000)
                                                         ---------      -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                          0          572,385
                                                         ---------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                   638           (4,483)
                                                         ---------      -----------

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000

                                                                              January 30,
                                                                            1995, (Date of
                                                             Year Ended      Inception) to
                                                            September 30,    September 30,
                                                                2000             2000
                                                            -------------   --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           $(26,121)         $   805

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          26,926                0
                                                              --------          -------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                  $    805          $   805
                                                              ========          =======

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Cash paid for interest                                 $    197          $   197
                                                              ========          =======

       Cash paid for taxes                                    $      0          $     0
                                                              ========          =======

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Common stock issued for services                       $      0          $ 5,200
                                                              ========          =======

       Purchase of product rights through issuance
          of common stock                                     $      0          $20,000
                                                              ========          =======

       Fair value of office rent donated by stockholders      $  1,358          $ 1,358
                                                              ========          =======

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business and History of Company

      On January 30, 1995, the Company was organized under the name of L.P.R. Cybertek to engage in any lawful corporate undertaking, including, but not limited to, select mergers and acquisitions. On July 15, 1999, the Company entered into a merger agreement with ThermoElastic Technologies, Inc. whereby ThermoElastic Technologies, Inc. was merged into L.P.R. Cybertek and L.P.R. Cybertek's name was then changed to ThermoElastic Technologies, Inc.

      The Company is now in the business of developing, marketing and distributing a new generation acrylic, known as Biocompatable Intraoral Thermo Elastic Material (BITEM) which is anticipated to be sold to dental related businesses and other allied fields throughout the world.

      On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of September 30, 2000, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

      Principles of Consolidation

      The consolidated financial statements include the accounts of ThermoElastic Technologies, Inc. and its wholly owned subsidiary ThermoElastic Technologies (Canada), Inc.

      There were no inter-company transactions between the companies.

      Restatement of Common Stock

      On July 15, 1999, the Company effected a 1 for 1.72 forward stock split. The stock split has been retroactively recorded in the financial statement as if it occurred at the date of inception.

      Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Property and Equipment

      Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

      The Company depreciates its property and equipment for financial reporting purposes using the accelerated methods based upon an estimated useful life of five years.

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Net (Loss) Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
      (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

      Disclosure About Fair Value of Financial Instruments

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Long-Lived Assets

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

      Foreign Currency Translation

      The financial statements of the Company are measured using the local currency as the functional currency. Assets and liabilities of these companies are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency translations gains and losses are included in consolidated net income. The financial statements are presented in United States of America dollars.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of September 30, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      The Company expensed $359,000 of development costs for the year ended September 30, 2000, and $591,411 from January 30, 1995 to September 30, 2000.

NOTE 3 PROPERTY RIGHTS

      The Company has entered into an exclusive agreement with Apple Dental Ventures (a related entity) to acquire the rights and related privileges to manufacture, market, distribute and sell by retail, wholesale or any other method, the "BITEM" products. These products are protected by U.S., Canadian and European patents, and all divisional patents for non-dental applications, along with improvements, variations and changes to these patents for the entire world for a term which is the longer of 25 years or the life of the patents or any extension or amendments of the patents. (See note 5.)

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 PROPERTY RIGHTS (CONTINUED)

      The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At September 30, 2000, $75,000 remained in product rights payable.

      Product rights will begin being amortized once business activities commence.

NOTE 4 ACCOUNTS PAYABLE, RELATED ENTITIES

      The Company is related to the following entities through common officer positions and stock ownership:

Gritell International Limited                                           $385,145
Trilock Financial Corporation                                            161,785
Vista Developments Ltd.                                                  150,000
Harvard Investment Group Ltd.                                             11,413
                                                                        --------
                                                                        $708,343
                                                                        ========

NOTE 5 COMMITMENTS

      The Company has entered into the following consulting agreements:

            Gritell International Limited (A Related Entity)

                  1.    Date - February 8, 1999
                  2.    Term - Ten years
                  3.    Compensation in US dollars
                        First year - $13,334 per month
                        Second and third year - $20,000 per month
                        Fourth and fifth year - $33,334 per month
                        Automobile lease and cellular telephone reimbursement
                  4. Income tax reimbursements - all income taxes which accrue to Gritell as a result of the compensation shall be paid by the Company
                  5. Services to perform - management, business and financial advice to the Board of Directors
                  6. The agreement was amended on April 1, 1999, whereby Gritell will, until it sees fit to do otherwise, accept the payment of $6,000 per month, provided that the balance shall accrue to Gritell's benefit and shall be paid to Gritell as and when it, in its sole discretion, shall demand payment of the accrued balance. The Company has accrued for the deferred payments and include $151,805 in accounts payable.

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5 COMMITMENTS (CONTINUED)

            Trilock Financial Corporation (A Related Entity)

                  1.    Date - February 22, 1999
                  2.    Term - Ten years
                  3.    Compensation in US dollars
                        First year - $6,666 per month
                        Second and third year - $10,000 per month
                        Fourth and fifth year - $16,666 per month
                        Automobile lease and cellular telephone reimbursement
                  4. Income tax reimbursements - all income taxes which accrue to Trilock as a result of the compensation shall be paid by the Company
                  5. Services to perform - management, business and financial advice to the Board of Directors
                  6. The agreement was amended on April 1, 1999, whereby Trilock will, until it sees fit to do otherwise, accept the payment of $3,000 per month, provided that the balance shall accrue to Trilock's benefit and shall be paid to Trilock as and when it, in its sole discretion, shall demand payment of the accrued balance. The Company has accrued for the deferred payments and included $117,910 in accounts payable.

            Gulf Atlantic Publishing, Inc. (A Non-related Entity)

                  1.    Date - February 18, 2000
                  2.    Compensation in US dollars
                        A. 262,500 free trading shares issued by certain
                           stockholders of the Company
                        B. Company agrees to issue 262,500 shares of restricted
                           common stock
                  3.    Services to provide - mailings and website advertising

            Rainbow Communications, Inc. (A Non-related Entity)

                  1.    Date - February 18, 2000
                  2.    Compensation in US dollars
                        A. 87,500 free trading shares issued by certain
                           stockholders of the Company
                        B. Company agrees to issue 87,500 shares of restricted
                           common stock
                  3.    Services to provide - advertising

            Apple Dental Ventures (A Related Entity)

            The Company entered an exclusive agreement with Apple Dental Ventures to acquire the rights and related privileges to manufacture, market, distribute and sell by retail, wholesale or any other method, the "BITEM" products. (See note 3.)

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5 COMMITMENTS (CONTINUED)

            For granting this exclusive license, Apple Dental Ventures will receive, the following:

                  A.    A royalty calculated as follows:
                        5% of the first $25,000,000 in gross annual income, and 3.5% of the next $25,000,000 in gross annual income, and 2.5% of gross annual income exceeding $50,000,000.

                  B. A consulting agreement for a 3-year term commencing December 28, 1998, and payable at a maximum of Canadian $60,000 (US $39,976 as of September 30, 2000) per year for further research and development of new products, marketing and training. This agreement shall be renewable on mutual consent for two successive periods of two years.

                  C. The right to purchase 100,000 common shares, par value of $.0001 per share, at $.20 per share, or $20,000. This right has been exercised as of the date of these financial statements.

                  D. A two-year option to purchase 100,000 common shares at $.0001 per share.

            Vista Development Ltd. (A Related Entity)

                  1.    Date - February 2, 1999
                  2.    Compensation in US dollars
                        $150,000 per year, payable monthly
                        Commission of 1% on annual gross sales or five percent of operating profit, whichever is the lesser.
                  3. Services to provide - Consulting for worldwide and multi-industry marketing.
                  4. Performance based options on terms to yet be agreed upon to be available from a pool of two million common shares to be set aside for performance of this option plan.
                  5. Advisory Board - members of the Advisory Board would be entitled to an option to acquire 25,000 shares of common stock at the end of their two year term at 50% of the current market price.

      Future minimum payments on the commitments are as follows:

September 30, 2001                                                    $  630,004
September 30, 2002                                                       589,999
September 30, 2003                                                       190,000
September 30, 2004                                                       190,000
September 30, 2005                                                       190,000
                                                                      ----------
                                                                      $1,790,003
                                                                      ==========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2000:

Deferred tax assets:

     Net operating loss carryforward                                    $240,700

     Less valuation allowance                                            240,700
                                                                        --------

     Net deferred tax assets                                            $      0
                                                                        ========

Deferred tax liabilities:                                               $      0
                                                                        ========

      A reconciliation of the valuation allowance is as follows:

Balance, October 1, 1999                                                $ 98,900

Addition to allowance for the year ended September 30, 2000              141,800
                                                                        --------

Balance, September 30, 2000                                             $240,700
                                                                        ========

NOTE 7 PREFERRED STOCK

      The preferred stock is non-voting and non-participating.

NOTE 8 COMMON STOCK ELIGIBLE FOR ISSUANCE

Total stock authorized                                              100,000,000
Less stock issued                                                   (17,338,164)
Less reserved for
     Options (See note 9)                                              (100,000)
     Warrants (See note 10)                                          (1,332,800)
     Gulf Atlantic Publishing, Inc. (See note 5)                       (262,500)
     Rainbow Communications, Inc.(See note 5)                           (87,500)
     Vista Development Ltd - option pool (See note 5)                (2,000,000)
     Vista Development Ltd. - Advisory Board options (See note 5)       (25,000)
                                                                    -----------

Balance available for issuance                                       78,854,036
                                                                    ===========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 9 STOCK OPTIONS

      The Company has the following stock options outstanding as of September 30, 2000:

                                                          Option
                                           Shares          Price
                                          -------     --------------

Apple Dental Ventures                     100,000             $.0001
                                                           Per share

Vista Development Ltd - Advisory                      50% of current
  Board                                    25,000       market price
                                          -------

                                          125,000
                                          =======

NOTE 10 STOCK WARRANTS

      The Company has the following warrants outstanding as of September 30, 2000:

                                    Number               Expiration
Series            Price           of Shares                 Date
------            -----           ---------           -----------------

   A              $2.00            666,400            December 31, 2001

   B              $3.00            666,400            December 31, 2000

      The Company may redeem the warrants at $.01 per warrant.

NOTE 11 NET OPERATING LOSS CARRYFORWARDS

      The Company has the following net operating loss carryforwards:

     Tax Year                          Amount                    Expiration Date
------------------                  -----------                  ---------------

December 31, 1995                   $     8,396                        2010
December 31, 1996                         6,821                        2011
December 31, 1997                           381                        2012
September 30, 1998                        6,439                        2018
September 30, 1999                      472,284                        2019
September 30, 2000                      708,990                        2020
                                    -----------
                                    $ 1,203,311
                                    ===========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 12 OPERATING LEASES

      The Company leases two vehicles under operating leases with four - year terms and monthly payments of $1,142.

      Future minimum lease payments under the vehicle leases are as follows:

September 30, 2001                                                       $13,712
September 30, 2002                                                        13,712
September 30, 2003                                                         7,392
                                                                         -------
                                                                         $34,816
                                                                         =======

      Rent expense for the year ended September 30, 2000 totaled $30,877.

NOTE 13 INTEREST EXPENSE

      Interest expense for the year ended September 30, 2000 amounted to $197.

NOTE 14 CORRECTION OF SEPTEMBER 30, 1999 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE

      The September 30, 1999 financial statements did not properly accrue consulting fees and record prepaid expenses and did not recognize the merger as a pooling of interest whereby the retained earnings for both entities must be combined.

Net (loss)
     As previously reported                                           $(370,288)
     Adjustments
           Increase in consulting fees and accounts
              payable, related entities                $(107,250)
           Increase in prepaid expenses                    5,467       (101,783)
                                                       ---------      ---------

     As restated                                                      $(472,071)
                                                                      =========

Paid in capital
     As previously reported                                           $ 569,473
     Adjustment
           Correct recording of merger                                   26,392
                                                                      ---------

     As restated                                                      $ 595,865
                                                                      =========

            See Accompanying Notes and Independent Auditors' Reports.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 14 CORRECTION OF SEPTEMBER 30, 1999 NET (LOSS), PAID IN CAPITAL, RETAINED EARNINGS AND NET (LOSS) PER SHARE (CONTINUED)

Retained earnings
     As previously reported                                           $(370,288)
     Adjustments
           Correct recording of merger and record
              October 1, 1998 retained earnings
              balance                                                   (26,392)
           Correct net (loss) for the year ended
              September 30, 1999                                       (101,783)
                                                                      ---------

     As restated                                                      $(498,463)
                                                                      =========

Net (loss) per share

     As previously reported                                           $    (.03)
     Adjustments
           Correction due to change in net (loss)                          (.01)
                                                                      ---------

     As restated                                                      $    (.04)
                                                                      =========

NOTE 15 CONTINGENCIES

      In the Company's contracts with Gritell International Limited and Trilock Financial Corporation (see note 5), the Company agreed to reimburse Gritell International Limited and Trilock Financial Corporation for any income taxes that might accrue to them on the compensation they receive. The amount of the tax, if any, is not known and the Company has not accrued any liability for this contingency.

NOTE 16 GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of operations and has incurred losses of $1,207,453 from inception. In addition, the Company's sources of working capital were supplied by loans from related entities.

      The Company is awaiting the United States Federal Department of Agriculture approval to sell the "BITEM" product which will enable it to market its "BITEM" product to the public.

            See Accompanying Notes and Independent Auditors' Reports.