Form 10QSB
period 2000-12-31
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2001-02-26
CIK 1074142

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended December 31, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from             to

                          Commission File No. 000-25107

                        THERMOELASTIC TECHNOLOGIES, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

            COLORADO                                        51-0387926
            --------                                        ----------
 (State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
  incorporation or organization)

                      5466 Canvasback Rd. Blaine, WA 98230
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (360) 371-5061

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |X| No |_|

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date: December 31, 2000: Common Stock - 17,338,164

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes |_| No |X|

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended September 30, 2000 previously filed with the Securities and Exchange Commission.

Item 2. Management's Plan of Operations

The Company is in its initial stages of development with minor revenues and income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of any material revenue- producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company=s proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

PRINCIPAL PRODUCT

ThermoElastic Technologies, Inc., a development stage entity (the "Company" or "TTI"), was incorporated on January 21, 1999, in the State of Delaware to carry on the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. On July 15, 1999, the Company entered into a reverse acquisition agreement with LPR Cybertek ("LPR") to become a publicly traded Company incorporated under the laws of the State of Colorado. The goal of the Company is to market products throughout specified geographical locations in the dental field. Licensing agreements will be entered into with qualified companies and individuals to expand its use into other diverse areas and products.

The Company, over the next twelve months, intends to market and distribute dental applications in the United States and internationally and to utilize the World Wide Web in the implementation of its planned business operations. The Company shall conduct new product research and development as funds allow. Management possesses the experience to implement its business plan. No significant equipment purchases are planned over the next twelve months.

RESULTS OF OPERATIONS

For the quarter ended December 31, 2000, the Company had revenues of $200 and its expenses were $163,536, resulting in a net loss for the quarter of ($163,568) compared to revenues of $1,258 and expenses of $126,340 for the quarter ended December 31, 1999. The net loss per share for the three month periods ended December 31, 2000 and 1999 was ($.01) and nil, respectively.

The Company's assets at December 31, 2000 were approximately $275,000 compared to assets of approximately $280,000 at December 31, 1999. The Company's liabilities at December 31, 2000 were approximately $1,050,000 compared to liabilities of approximately $200,000 at December 31, 1999. Part of the difference is attributable to the Company's increased expenses and the recognition of certain debts to related entities. The liabilities of the Company at December 31, 2000 consist of account payables to related entities of approximately $875,000, trade payables of approximately $88,000 and product rights payable of $75,000. Its liabilities at December 31, 1999 consisted of accounts payable of approximately $36,000 and products rights payable of $75,000.

Total shareholder equity decreased from $79,093 at December 31, 1999 to a deficit of ($772,197) at December 31, 2000.

LIQUIDITY

ThermoElastic currently has no material commitments for capital expenditures.

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

Over the next two years, our liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. We believe that additional capital and debt financing in the next six months will allow us to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, we cannot be assured that we will be able to obtain additional equity or debt financing in the future, if at all.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.
      8-K - 12/29/00

(b)   Exhibits.*
      Exhibit 27 - Financial Data Schedule

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THERMOELASTIC TECHNOLOGIES, INC


                                        By: /s/ Kenneth B. Liebscher
                                           -------------------------------------
                                           Kenneth B. Liebscher, President and
                                           Director


                                        By: /s/ Daniel Wiseman
                                           -------------------------------------
                                           Daniel Wiseman, CFO

                        THERMOELASTIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                    TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...........................        1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets................................        2

       Consolidated Statements of Comprehensive Income (Loss).....        3

       Consolidated Statements of Operations......................        4

       Consolidated Statement of Stockholders' (Deficit)..........      5 - 6

       Consolidated Statements of Cash Flows......................      7 - 8

       Notes to Financial Statements..............................      9 - 17

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ThermoElastic Technologies, Inc. and Subsidiary as of December 31, 2000, and the related statements of comprehensive income (loss), operations, stockholders' (deficit) and cash flows for the three months then ended, and for the period from January 30, 1995 (date of inception) to December 31, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ThermoElastic Technologies, Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is awaiting government approval of its product, has incurred significant losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of ThermoElastic Technologies, Inc. and Subsidiary as of September 30, 2000, and the related statements of comprehensive (loss), operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated December 21, 2000 we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

February 21, 2001

                     THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEET
                                    DECEMBER 31, 2000
                                       (UNAUDITED)

                                         ASSETS

                                                December 31,   September 30,
                                                    2000           2000
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
CURRENT ASSETS
       Cash and cash equivalents                $          0   $        805
       Accounts and sundry receivables                 1,000            507
       Travel advances                                 1,000          1,000
       Prepaid expenses                               20,179         29,505
                                                -------------  -------------

          TOTAL CURRENT ASSETS                        22,179         31,817
                                                -------------  -------------

OFFICE FURNITURE AND COMPUTERS
       Cost                                            3,679          3,679
       Less accumulated depreciation                   1,237          1,199
                                                ------------   ------------

          NET PROPERTY AND EQUIPMENT                   2,442          2,480
                                                ------------   ------------

OTHER ASSETS
       Product rights                                250,000        250,000
                                                -------------  -------------

          TOTAL ASSETS                          $    274,621  $     284,297
                                                =============  =============

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                        December 31,  September 30,
                                                            2000          2000
                                                         (Unaudited)    (Audited)
                                                        ------------  -----------
CURRENT LIABILITIES
       Bank overdraft                                   $         10   $       0
       Accounts payable
          Trade                                               87,556     101,633
       Related entities                                      873,842     708,343
       Accrued liabilities                                    10,410      12,314
       Product rights payable                                 75,000      75,000
                                                        ------------  ----------

           TOTAL CURRENT LIABILITIES                       1,046,818     897,290
                                                        ------------  ----------

CONTINGENCIES                                                     --          --
                                                        ------------  ----------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $.0001 per share
            Authorized 20,000,000 shares
            0 shares issued and outstanding                        0           0
       Common stock, par value $.0001 per share
            Authorized 100,000,000 shares
            17,338,164 shares issued and outstanding           1,734       1,734
       Paid in capital in excess of par value of stock       762,209     762,209
       Cumulative currency translation adjustment               (119)     (4,483)
       Deficit accumulated during development stage       (1,536,021) (1,372,453)
                                                        ------------  ----------

            TOTAL STOCKHOLDERS' (DEFICIT)                   (772,197)   (612,993)
                                                        ------------  ----------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' (DEFICIT)                   $    274,621  $  284,297
                                                        ============  ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                       January 30,
                                                    Three Months     1995, (Date of
                                                        Ended         Inception) to
                                                    December 31,      December 31,
                                                        2000              2000
                                                    ------------      ------------
NET (LOSS)                                         $   (163,568)      $ (1,371,021)

OTHER COMPREHENSIVE INCOME (LOSS)
       Foreign currency translation adjustments           4,364               (119)
                                                   ------------       ------------

NET COMPREHENSIVE (LOSS)                           $   (159,204)      $ (1,371,140)
                                                   ============       ============

           See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                       January 30,
                                                      Three Months     1995, (Date of
                                                          Ended        Inception) to
                                                      December 31,     December 31,
                                                          2000             2000
                                                      ------------     ------------
SALES                                                 $        200     $      6,580

COST OF SALES                                                  232            3,831
                                                      ------------     ------------

       GROSS PROFIT (LOSS)                                     (32)           2,749
                                                      ------------     ------------

EXPENSES
       Development costs to related entities                     0          591,411
       General and administrative                          163,536          782,359
                                                      ------------     ------------

           TOTAL EXPENSES                                  163,536        1,373,770
                                                      ------------     ------------

NET (LOSS)                                            $   (163,568)    $ (1,371,021)
                                                      ============     ============
NET (LOSS) PER COMMON SHARE

       Basic and diluted                              $      (.01)
                                                      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                               17,338,164
                                                      ===========

           See Accompanying Notes and Independent Accountants' Review Report.

                     THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
               FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                    DECEMBER 31, 2000
                                       (UNAUDITED)

                                                                                                                         Deficit
                                                                                           Paid in        Cumulative   Accumulated
                                       Preferred Stock           Common Stock             Capital in       Currency     During the
                                   ----------------------  -----------------------       Excess of Par    Translation  Development
                                     Shares       Amount      Shares      Amount         Value of Stock    Adjustment     Stage
                                   ----------  ----------  -----------  ----------        ----------       ----------   ---------
AT DATE OF INCEPTION                        0  $       0             0   $       0        $        0       $        0   $       0
JANUARY 30, 1995 - COMMON STOCK
    ISSUED TO FOUNDERS FOR
    SERVICES                                0          0    13,760,000       1,376            (1,176)               0           0

AUGUST 1, 1995 - COMMON STOCK
   ISSUED FOR CASH                          0          0     1,720,000         172             9,828                0           0

DECEMBER 15, 1995 - COMMON STOCK
   ISSUED FOR CASH                          0          0       860,000          86             4,914                0           0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1995                        0          0             0           0                 0                0      (8,606)
                                   ----------  ---------   -----------  ----------        ----------       ----------   ---------

      BALANCE, DECEMBER 31, 1995            0          0    16,340,000       1,634            13,566                0      (8,606)

FEBRUARY 10, 1996 - COMMON STOCK
   ISSUED FOR SERVICES                      0          0       860,000          86             4,914                0           0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1996                        0          0             0           0                 0                0     (10,202)
                                   ----------  ---------   -----------  ----------        ----------       ----------   ---------

      BALANCE, DECEMBER 31, 1996            0          0    17,200,000       1,720            18,480                0     (18,808)

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1997                        0          0             0           0                 0                0        (824)
                                   ----------  ---------   -----------  ----------        ----------       ----------   ---------

      BALANCE, DECEMBER 31, 1997            0          0    17,200,000       1,720            18,480                0     (19,632)

CAPITAL CONTRIBUTED TO THE
   CORPORATION                              0          0             0           0            10,000                0           0

NET (LOSS) FOR THE SHORT-YEAR
    ENDED SEPTEMBER 30, 1998                0          0             0           0                 0                0      (6,760)
                                   ----------  ---------   -----------  ----------        ----------       ----------   ---------

      BALANCE, SEPTEMBER 30, 1998           0  $       0    17,200,000  $    1,720        $   28,480       $        0   $ (26,392)


           See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                                                                         Deficit
                                                                                           Paid in         Cumulative   Accumulated
                                                                                          Capital in        Currency    During the
                                        Preferred Stock          Common Stock            Excess of Par     Translation  Development
                                      Shares      Amount      Shares      Amount        Value of Stock     Adjustment     Stage
                                   ----------  ----------  -----------  ----------        ----------       ----------  -----------
JULY 15, 1999, COMMON STOCK
   DIVIDEND PAYABLE IN PREFERRED
   STOCK                            1,650,000 $      165             0  $        0         $ 164,835       $        0    $(165,000)

JULY 15, 1999 REDEMPTION OF
   PREFERRED STOCK FOR CASH        (1,650,000)      (165)            0           0          (164,835)               0            0

JULY 15, 1999, MERGER WITH
   THERMOELASTIC TECHNOLOGIES,
   INC                                      0          0             0           0           732,385                0            0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                               0          0             0           0                 0           (5,121)           0

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 1999                       0          0             0           0                 0                0    (472,071)
                                   ----------  ----------  -----------  ----------        ----------       ----------  -----------

      BALANCE, SEPTEMBER 30, 1999           0          0    17,200,000       1,720           760,865           (5,121)    (663,463)

FAIR VALUE OF OFFICE RENT
   DONATED BY STOCKHOLDER                   0          0             0           0             1,358                0            0

FRACTIONAL SHARES OF STOCK                  0          0       138,164          14               (14)               0            0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                               0          0             0           0                 0              638            0

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 2000                       0          0             0           0                 0                0     (708,990)
                                   ----------  ----------  -----------  ----------        ----------       ----------  -----------

      BALANCE, SEPTEMBER 30, 2000           0          0    17,338,164       1,734           762,209           (4,483)  (1,372,453)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                               0          0             0           0                 0            4,364            0

NET (LOSS) FOR THE THREE MONTHS
   ENDED DECEMBER 31, 2000                  0          0             0           0                 0                0     (163,568)
                                   ----------  ----------  -----------  ----------        ----------       ----------  -----------

      BALANCE, DECEMBER 31, 2000            0  $       0    17,338,164  $    1,734        $  762,209       $     (119) $(1,536,021)
                                   ==========  ==========  ===========  ==========        ==========       ==========  ===========

           See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                       January 30,
                                                      Three Months     1995, (Date of
                                                          Ended        Inception) to
                                                      December 31,     December 31,
                                                          2000             2000
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                       $   (163,568)   $  (1,371,021)
     Adjustments to reconcile net (loss)
        to net cash (used) by operating activities:
           Depreciation                                         38            1,237
           Fair value of rent                                    0            1,358
           Stock issued for services                             0            5,200
     Changes in operating assets and liabilities:
        Accounts and sundry receivables                       (493)          (2,000)
        Prepaid expenses                                     9,326          (20,179)
        Accounts payable                                   151,422          961,398
        Accrued liabilities                                 (1,904)          10,410
        Product rights payable                                   0           75,000
                                                      ------------     ------------

        NET CASH (USED) BY OPERATING ACTIVITIES             (5,179)        (338,597)
                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of product rights                                  0         (230,000)
     Purchase of property and equipment                          0           (3,679)
                                                      ------------     ------------

        NET CASH (USED) BY INVESTING ACTIVITIES                  0         (233,679)
                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                             10               10
     Issuance of common stock                                    0          737,385
     Redemption of preferred stock                               0         (165,000)
                                                      ------------     ------------

        NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                           10          572,395
                                                      ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                 4,364             (119)
                                                      ------------     ------------

           See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                       January 30,
                                                      Three Months     1995, (Date of
                                                          Ended        Inception) to
                                                      December 31,     December 31,
                                                          2000             2000
                                                      ------------     ------------
NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   $       (805)    $          0

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         805                0
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                          $          0     $          0
                                                      ============     ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

    Cash paid for interest                            $          0     $        197
                                                      ============     ============

    Cash paid for taxes                               $          0     $          0
                                                      ============     ============

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

    Common stock issued for services                  $          0     $      5,200
                                                      ============     ============

    Purchase of product rights through issuance
       of common stock                                $          0     $     20,000
                                                      ============     ============

    Fair value of office rent donated by stockholders $          0     $      1,358
                                                      ============     ============

           See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

            On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of December 31, 2000, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

            Net (Loss) Per Share

            The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
            (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

            Disclosure About Fair Value of Financial Instruments

            The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Long-Lived Assets

            Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

            Foreign Currency Translation

            The financial statements of the Company are measured using the local currency as the functional currency. Assets and liabilities of these companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency translations gains and losses are included in consolidated net income. The financial statements are presented in United States of America dollars.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The Company expensed $591,411 of development costs from January 30, 1995 to December 31, 2000.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 3      PROPERTY RIGHTS (CONTINUED)

            The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At December 31, 2000, $75,000 remained in product rights payable. Product rights will begin being amortized once business activities commence.

NOTE 4      ACCOUNTS PAYABLE, RELATED ENTITIES

            The Company is related to the following entities through common officer positions and stock ownership:

                    Gritell International Limited              $   477,739
                    Trilock Financial Corporation                  192,910
                    Vista Developments Ltd.                        187,500
                    Harvard Investment Group Ltd.                   15,693
                                                               -----------

                                                               $   873,842
                                                               ===========

NOTE 5      COMMITMENTS

            The Company has entered into the following consulting agreements:

                Gritell International Limited (A Related Entity)

                    1. Date - February 8, 1999
                    2. Term - Ten years
                    3. Compensation in US dollars
                       First year - $13,334 per month
                       Second and third year - $20,000 per month
                       Fourth and fifth year - $33,334 per month
                       Automobile lease and cellular telephone reimbursement
                    4. Income tax reimbursements - all income taxes which accrue to Gritell as a result of the compensation shall be paid
                       by the Company
                    5. Services to perform - management, business and financial advice to the Board of Directors
                    6. The agreement was amended on April 1, 1999, whereby
                       Gritell will, until it sees fit to do otherwise, accept the payment of $6,000 per month, provided that the balance shall accrue to Gritell's benefit and shall be paid to Gritell as and when it, in its sole discretion, shall demand payment of the accrued balance. The Company has accrued for the deferred payments and included the amounts in accounts payable.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 5      COMMITMENTS (CONTINUED)

            Trilock Financial Corporation (A Related Entity)

                    1. Date - February 22, 1999
                    2. Term - Ten years
                    3. Compensation in US dollars
                       First year - $6,666 per month
                       Second and third year - $10,000 per month
                       Fourth and fifth year - $16,666 per month
                       Automobile lease and cellular telephone reimbursement
                    4. Income tax reimbursements - all income taxes which accrue to Trilock as a result of the compensation shall be paid
                       by the Company
                    5. Services to perform - management, business and financial advice to the Board of Directors
                    6. The agreement was amended on April 1, 1999, whereby
                       Trilock will, until it sees fit to do otherwise, accept the payment of $3,000 per month, provided that the balance shall accrue to Trilock's benefit and shall be paid to Trilock as and when it, in its sole discretion, shall demand payment of the accrued balance. The Company has accrued for the deferred payments and included the amounts in accounts payable.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)
NOTE 5      COMMITMENTS (CONTINUED)

            For granting this exclusive license, Apple Dental Ventures will receive, the following:

                    A. A royalty calculated as follows:
                       5% of the first $25,000,000 in gross annual income, and 3.5% of the next $25,000,000 in gross annual income, and 2.5% of gross annual income exceeding $50,000,000.

                    B. A consulting agreement for a 3-year term commencing
                       December 28, 1998, and payable at a maximum of Canadian $60,000 (US $40,056 as of December 31, 2000) per year for further research and development of new products, marketing and training. This agreement shall be renewable on mutual consent for two successive periods of two years.

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

            Future minimum payments on the commitments are as follows:

                    December 31, 2001                          $     472,503
                    December 31, 2002                                589,999
                    December 31, 2003                                190,000
                    December 31, 2004                                190,000
                    December 31, 2005                                190,000
                                                               -------------
                                                               $   1,632,502
                                                               =============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 6        INCOME  TAXES

       Significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 2000:

         Deferred tax assets:

             Net operating loss carryforward                        $   273,000

             Less valuation allowance                                   273,000
                                                                    -----------

             Net deferred tax assets                                $         0
                                                                    ===========

         Deferred tax liabilities                                   $         0
                                                                    ===========

       A reconciliation of the valuation allowance is as follows:

         Balance, October 1, 2000                                   $   240,700

         Addition to allowance for the three months ended
            December 31, 2000                                            32,300

         Balance, December 31, 2000                                 $   273,000
                                                                    ===========

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
                                                                  ===========

           See Accompanying Notes and Independent Accountants' Review Report.

                     THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2000
                                       (UNAUDITED)

NOTE 9      STOCK OPTIONS

            The Company has the following stock options outstanding as of December 31, 2000:

                                                                 Option
                                                 Shares           Price
                                              ------------     ------------

     Apple Dental Ventures                         100,000          $.0001
                                                                 Per share

     Vista Development Ltd - Advisory                          50% of current
       Board                                                 25,000
                                                       ============
                                                                 market price

                                                  125,000
                                               ============
NOTE 10     STOCK WARRANTS

            The Company has the following warrants outstanding as of December 31, 2000:

                                     Number                 Expiration
         Series          Price      of Shares                  Date
        ---------     ----------    ----------          ------------------
            A        $     2.00       666,400            December 31, 2001

            B        $     3.00       666,400            December 31, 2000

            The Company may redeem the warrants at $.01 per warrant.

NOTE 11     NET OPERATING LOSS CARRYFORWARDS

            The Company has the following net operating loss carryforwards:

                            Tax Year           Amount      Expiration Date
                        ----------------    ------------   ---------------
                        December 31, 1995   $      8,396        2010
                        December 31, 1996          6,821        2011
                        December 31, 1997            381        2012
                        September 30, 1998         6,439        2018
                        September 30, 1999       472,284        2019
                        September 30, 2000       708,990        2020
                        December 31, 2000        163,568        2020
                                            -------------
                                            $  1,366,879
                                            =============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 12     OPERATING LEASES

            The Company leases two vehicles under operating leases with four - year terms and monthly payments of $1,142.

            Future minimum lease payments under the vehicle leases are as follows:

        December 31, 2001                                     $     10,284
        December 31, 2002                                           13,712
        December 31, 2003                                            7,392
                                                              ------------
                                                              $     31,388
                                                              ============

            Rent expense for the three months ended December 31, 2000 totaled $3,428.

NOTE 13     CONTINGENCIES

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

NOTE 14     GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of operations and has incurred losses of $1,371,021 from inception. In addition, the Company's sources of working capital were supplied by loans from related entities.

            The Company is awaiting the United States Federal Department of Agriculture approval to sell the "BITEM" product which will enable it to market its "BITEM" product to the public.

NOTE 15     UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of December 31, 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.