Form 10QSB
period 2001-03-31
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2001-05-21
CIK 1074142

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 2001

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date: March 31, 2001: Common Stock - 19,288,164

                       DOCUMENTS INCORPORATED BY REFERENCE

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

PRINCIPAL PRODUCT

ThermoElastic Technologies, Inc., a development stage entity (the "Company" or "TTI"), was incorporated on January 21, 1999, in the State of Delaware to carry on the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. On July 15, 1999, the Company entered into a reverse acquisition agreement with LPR Cybertek ("LPR") to become a publicly traded company incorporated under the laws of the State of Colorado. The goal of the Company is to market products throughout specified geographical locations in the dental field. Licensing agreements will be entered into with qualified companies and individuals to expand its use into other diverse areas and products. During the quarter ended March 31, 2001, the Company acquired the exclusive right to distribute DISIFIN in the United States and Canada. DISIFIN is a solid cleaning product used as a disinfectant in the medical, dental and food processing industries.

The Company has a subsidiary, ThermoElastic Technologies (CANADA), Inc. which was organized in June, 1999. The subsidiary is inactive and no financial activities have occurred in the subsidiary. The Company is in the development stage of operations. Certain shareholders of the Company have contributed their free trading stock in satisfaction of certain of the Company's debts and obligations. The Company has agreed to replace these shares with shares of restricted stock. As of March 31, 2001, the Company is obligated to issue 505,000 shares of its common stock, which shares are valued at $37,270.

In March, 2001, the Company received a $35,000 unsecured loan from an unaffiliated party. The loan is payable on demand and bears interest at 6%. The loan may be repaid in cash or through the issuance of 450,000 shares of free trading stock, at the lender's option. The proceeds of the loan were used to pay the Company's expenses as well as paying for the distribution rights for DISIFIN.

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

In January, 2001, the Company issued 1,625,000 shares of its common stock to consultants and others who have or will provide services to the Company. In March, 2001, 325,000 shares of common stock were issued through the exercise of previously outstanding options issued by the Company.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Company had revenues of $751 and its expenses were $381, 200, resulting in a net loss for the quarter of ($380,585) compared to revenues of $1,364 and expenses of $107,120 for the quarter ended March 31, 2000, which resulted in a net loss for the quarter of ($113,281). The net loss per share for the three month periods ended March 31, 2001 and 2000 was ($.02) and ($.01), respectively.

For the six months ended March 31, 2001, the Company had revenues of $951 and its expenses were $544,756, resulting in a net loss for the six month period of ($544,153) compared to revenues of $2,416 and expenses of $544,849 for the six month period ended March 31, 2000, which resulted in a net loss for the quarter of ($549,958). The net loss per share for the six month periods ended March 31, 2001 and 2000 was ($.03) and ($.03), respectively.

Since January 30, 1995 (inception) to March 31, 2001, the Company has had total revenues of $7,331 and expenses of $1,751,606. During that period, the Company has expensed $591,411 of development costs.

The Company's assets at March 31, 2001 were approximately $750,000 compared to assets of approximately $285,000 at September 30, 2000. The Company's current assets at March 31, 2001 were approximately $475,000 and consisted primarily of prepaid consulting fee expenses of approximately $463,000. The Company's other assets at March 31, 2001 consisted of its product rights to BITEM and DISIFIN totaling $275,000. The Company's current assets at September 30, 2000 were approximately $32,000 and consisted primarily of prepaid expenses totaling approximately $30,000. The Company's other asset at September 30, 2000 was its product rights in BITEM of $250,000.

The Company's current liabilities at March 31, 2001 were approximately $1,300,000 compared to current liabilities of approximately $900,000 at September 30, 2000. Part of the difference is attributable to the Company's increased expenses and the recognition of certain debts to related entities. The current liabilities of the Company at March 31, 2001 consist of account payables to related entities of approximately $1,040,000, trade payables of approximately $109,000, product rights payable of $75,000, a loan payable of $35,000 and common stock reimbursements of approximately $37,000. Its current liabilities at September 30, 2000 consisted of accounts payable of approximately $708,000 to related entities, trade accounts payable of $102,000, products rights payable of $75,000 and accrued liabilities of approximately $12,000.

Total shareholders' equity (deficit) decreased from ($612,993) at March 31, 2000 to a deficit of ($543,436) at March 31, 2001.

LIQUIDITY

ThermoElastic currently has no material commitments for capital expenditures except for its obligations with respect to BITEM.

The Company will use the proceeds from raising capital or borrowing money to pay its expenses and to further its business plan. The Company expects to use any proceeds received from the exercise of the Series A and B Warrants to expand operations. However, there can be no assurances that the warrants will be exercised or that the Company's sales will meet its growth expectations. Should either of these fail to occur, the Company may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. The Company's planned growth and profitability could be delayed or diminished if the two options listed above are not implemented.

Over the next two years, the Company's liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. The Company believes that additional capital and debt financing in the next six months will allow the Company to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurances that the Company will be able to obtain additional equity or debt financing in the future, if at all.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable.

Item No. 6 B Exhibits and Reports on Form 8-K

(a) A Form 8-K/A was filed on January 23, 2001 in connection with the resignation of the Company's previous auditors. No other reports on Form 8-K were filed during the quarter ended March 31, 2001.

(b) Exhibits

99 Financial Statements for the periods ended March 31, 2001 and 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 18, 2001
                                        THERMOELASTIC TECHNOLOGIES, INC

                                        By: /s/ Kenneth B. Liebscher
                                           -------------------------------------
                                           Kenneth B. Liebscher, President

                                        By: /s/ Daniel Wiseman
                                           -------------------------------------
                                           Daniel Wiseman, CFO

                        THERMOELASTIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................      1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets.....................................      2

       Consolidated Statements of Comprehensive (Loss).................      3

       Consolidated Statements of Operations...........................      4

       Consolidated Statement of Stockholders' (Deficit)...............    5 - 7

       Consolidated Statements of Cash Flows...........................    8 - 9

       Notes to Financial Statements...................................  10 - 20

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc. and Subsidiary
(Development Stage Companies)

We have reviewed the accompanying consolidated balance sheet of ThermoElastic Technologies, Inc. and Subsidiary (Development Stage Companies) as of March 31, 2001, and the related statements of comprehensive (loss), operations, and cash flows for the six months ended March 31, 2001 and 2000, and for the period from January 30, 1995 (date of inception) to March 31, 2001 and the statement of stockholders' (deficit) from January 30, 1995 to March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ThermoElastic Technologies, Inc. and Subsidiary.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company is awaiting government approval of its product, has incurred significant losses and has negative working capital. These conditions raise doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 9, 2001

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND SEPTEMBER 30, 2000

                                     ASSETS

                                                       March 31,   September 30,
                                                         2001          2000
                                                     (Unaudited)     (Audited)
                                                     -----------     ---------
CURRENT ASSETS
       Cash and cash equivalents                       $    336      $    805
       Accounts receivable                                1,291           507
       Travel advances                                        0         1,000
       Prepaid expenses
          Consulting fees                               463,367             0
          Other                                          11,323        29,505
                                                       --------      --------

            TOTAL CURRENT ASSETS                        476,317        31,817
                                                       --------      --------

OFFICE FURNITURE AND COMPUTERS
       Cost                                               3,679         3,679
       Less accumulated depreciation                      1,545         1,199
                                                       --------      --------

            NET PROPERTY AND EQUIPMENT                    2,134         2,480
                                                       --------      --------

OTHER ASSETS
       Product rights
           Bitem                                        250,000       250,000
           Disifin                                       25,000             0
                                                       --------      --------

            TOTAL OTHER ASSETS                          275,000       250,000
                                                       --------      --------

            TOTAL ASSETS                               $753,451      $284,297
                                                       ========      ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                             March 31,     September 30,
                                                                2001           2000
                                                            (Unaudited)     (Audited)
                                                            -----------     ---------
CURRENT LIABILITIES
       Accounts payable
          Trade                                             $   109,391    $   101,598
          Related entities                                    1,040,005        708,343
          Common stock reimbursements                            37,270             35
       Accrued liabilities                                          221         12,314
       Loan payable                                              35,000              0
       Product rights payable                                    75,000         75,000
                                                            -----------    -----------

             TOTAL CURRENT LIABILITIES                        1,296,887        897,290
                                                            -----------    -----------

CONTINGENCIES                                                        --             --
                                                            -----------    -----------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $.0001 per share
            Authorized 20,000,000 shares
            0 shares issued and outstanding                           0              0
       Common stock, par value $.0001 per share
            Authorized 100,000,000 shares
            Issued and outstanding
              March 31, 2001 - 19,288,164 shares                  1,929              0
              September 30, 2000 - 17,338,164 shares                  0          1,734
       Paid in capital in excess of par value of stock        1,377,514        762,209
       Cumulative currency translation adjustment                (6,273)        (4,483)
       Deficit accumulated during development stage          (1,916,606)    (1,372,453)
                                                            -----------    -----------

            TOTAL STOCKHOLDERS' (DEFICIT)                      (543,436)      (612,993)
                                                            -----------    -----------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' (DEFICIT)                       $   753,451    $   284,297
                                                            ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
         FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                   January 30,
                                                           Three Months Ended           Six Months Ended          1995 (Date of
                                                                March 31,                   March 31,             Inception) to
                                                        ------------------------   ----------------------------      March 31,
                                                           2001          2000          2001             2000           2001
                                                        ---------     ---------    -----------      -----------    -----------
NET (LOSS)                                              $(380,585)    $(113,281)   $  (544,153)     $  (549,958)   $(1,751,606)

OTHER COMPREHENSIVE (LOSS)
       Foreign currency translation adjustments            (6,154)       (7,370)        (1,790)         (11,207)        (6,273)
                                                        ---------     ---------    -----------      -----------    -----------

NET COMPREHENSIVE (LOSS)                                $(386,739)    $(120,651)   $  (545,943)     $  (561,165)   $(1,757,879)
                                                        =========     =========    ===========      ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                January 30,
                                                    Three Months Ended                Six Months Ended         1995 (Date of
                                                         March 31,                       March 31,             Inception) to
                                               ----------------------------    ----------------------------      March 31,
                                                   2001            2000            2001            2000            2001
                                               ------------    ------------    ------------    ------------    ------------
REVENUE                                        $        751    $      1,364    $        951    $      2,416    $      7,331

COST OF SALES                                           116           7,525             348           7,525           3,947
                                               ------------    ------------    ------------    ------------    ------------

       GROSS PROFIT (LOSS)                              635          (6,161)            603          (5,109)          3,384
                                               ------------    ------------    ------------    ------------    ------------

EXPENSES
       Development costs to related entities              0               0               0               0         591,411
       General and administrative                    80,607          17,120         112,363          70,348         731,186
       Consulting fees                              300,613          90,000         432,393         474,501         432,393
                                               ------------    ------------    ------------    ------------    ------------

               TOTAL EXPENSES                       381,220         107,120         544,756         544,849       1,754,990
                                               ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                     $   (380,585)   $   (113,281)   $   (544,153)   $   (549,958)   $ (1,751,606)
                                               ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted                       $       (.02)   $       (.01)   $       (.03)   $       (.03)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                         17,858,997      17,338,164      17,858,997      17,338,164
                                               ============    ============    ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                 Deficit
                                                                                    Paid in       Cumulative   Accumulated
                                       Preferred Stock        Common Stock         Capital in      Currency     During the
                                      -----------------   --------------------    Excess of Par   Translation  Development
                                      Shares     Amount    Shares       Amount   Value of Stock    Adjustment     Stage
                                      -------   -------   ----------   -------     ----------      ----------   ----------
AT DATE OF INCEPTION                        0   $     0            0   $     0     $        0      $        0   $        0

JANUARY 30, 1995 - COMMON STOCK
    ISSUED TO FOUNDERS FOR
    SERVICES                                0         0   13,760,000     1,376         (1,176)              0            0

AUGUST 1, 1995 - COMMON STOCK
   ISSUED FOR CASH                          0         0    1,720,000       172          9,828               0            0

DECEMBER 15, 1995 - COMMON STOCK
   ISSUED FOR CASH                          0         0      860,000        86          4,914               0            0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1995                        0         0            0         0              0               0       (8,606)
                                      -------   -------   ----------   -------     ----------      ----------   ----------

        BALANCE, DECEMBER 31, 1995          0         0   16,340,000     1,634         13,566               0       (8,606)

FEBRUARY 10, 1996 - COMMON STOCK
   ISSUED FOR SERVICES                      0         0      860,000        86          4,914               0            0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1996                        0         0            0         0              0               0      (10,202)
                                      -------   -------   ----------   -------     ----------      ----------   ----------

        BALANCE, DECEMBER 31, 1996          0         0   17,200,000     1,720         18,480               0      (18,808)

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1997                        0         0            0         0              0               0         (824)
                                      -------   -------   ----------   -------     ----------      ----------   ----------

        BALANCE, DECEMBER 31, 1997          0         0   17,200,000     1,720         18,480               0      (19,632)

CAPITAL CONTRIBUTED TO THE
   CORPORATION                              0         0            0         0         10,000               0            0

NET (LOSS) FOR THE SHORT-YEAR
    ENDED SEPTEMBER 30, 1998                0         0            0         0              0               0       (6,760)
                                      -------   -------   ----------   -------     ----------      ----------   ----------

        BALANCE, SEPTEMBER 30, 1998         0   $     0   17,200,000   $ 1,720     $   28,480      $        0   $  (26,392)

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                     Paid in       Cumulative     Accumulated
                                        Preferred Stock          Common Stock       Capital in      Currency      During the
                                      -------------------    -------------------   Excess of Par   Translation    Development
                                        Shares     Amount      Shares     Amount   Value of Stock   Adjustment       Stage
                                      ----------   ------    ----------   ------   --------------   ----------    -----------
JULY 15, 1999, COMMON STOCK
   DIVIDEND PAYABLE IN PREFERRED
   STOCK                               1,650,000    $ 165             0   $    0     $ 164,835        $     0    $  (165,000)

JULY 15, 1999 REDEMPTION OF
   PREFERRED STOCK FOR CASH           (1,650,000)    (165)            0        0      (164,835)             0              0

JULY 15, 1999, MERGER WITH
   THERMOELASTIC TECHNOLOGIES,
   INC                                         0        0             0        0       732,385              0              0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                  0        0             0        0             0         (5,121)             0

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 1999                          0        0             0        0             0              0       (472,071)
                                      ----------    -----    ----------   ------     ---------        -------    -----------

        BALANCE, SEPTEMBER 30, 1999            0        0    17,200,000    1,720       760,865         (5,121)      (663,463)

FAIR VALUE OF OFFICE RENT
   DONATED BY STOCKHOLDER                      0        0             0        0         1,358              0              0

FRACTIONAL SHARES OF STOCK                     0        0       138,164       14           (14)             0              0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                  0        0             0        0             0            638              0

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 2000                          0        0             0        0             0              0       (708,990)
                                      ----------    -----    ----------   ------     ---------        -------    -----------

        BALANCE, SEPTEMBER 30, 2000            0    $   0    17,338,164   $1,734     $ 762,209        $(4,483)   $(1,372,453)

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                                  Deficit
                                                                                   Paid in        Cumulative    Accumulated
                                        Preferred Stock       Common Stock        Capital in       Currency     During the
                                        ---------------     ------------------   Excess of Par   Translation    Development
                                        Shares  Amount      Shares      Amount   Value of Stock   Adjustment       Stage
                                        ------  ------      ------      ------   --------------   ----------    -----------
JANUARY, 2001 - COMMON STOCK
   ISSUED FOR SERVICES                     0      $0      1,625,000     $  162     $  489,838      $     0      $         0

MARCH, 2001 - COMMON STOCK
   ISSUED FOR CASH BY EXERCISING
   OPTIONS                                 0       0        325,000         33         45,467            0                0

MARCH, 2001 - EXCESS OF FAIR
   MARKET OF OPTIONS ISSUED OVER
   OPTION PRICE                            0       0              0          0         80,000            0                0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                              0       0              0          0              0       (1,790)               0

NET (LOSS) FOR THE SIX MONTHS
   ENDED MARCH 31, 2001                    0       0              0          0              0            0         (544,153)
                                          --      --     ----------     ------     ----------      -------      -----------

        BALANCE, MARCH 31, 2001            0      $0     19,288,164     $1,929     $1,377,514      $(6,273)     $(1,916,606)
                                          ==      ==     ==========     ======     ==========      =======      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                       January 30,
                                                            Six Months Ended          1995 (Date of
                                                                March 31,             Inception) to
                                                        ------------------------         March 31,
                                                           2001           2000             2001
                                                        ---------      ---------      -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                       $(544,153)     $(549,958)     $(1,751,606)
       Adjustments to reconcile net (loss)
        to net cash (used) by operating activities:
          Depreciation                                        346             38            1,545
          Fair value of rent                                    0              0            1,358
          Stock issued for services                       570,000              0          575,200
       Changes in operating assets and liabilities:
          Accounts receivable                                (784)          (306)          (2,291)
          Travel advances                                   1,000              0            1,000
          Prepaid expenses                               (445,185)       536,097         (474,690)
          Accounts payable                                376,690              0        1,186,666
          Accrued liabilities                             (12,093)             0              221
          Product rights payable                                0              0           75,000
                                                        ---------      ---------      -----------

          NET CASH (USED) BY OPERATING
            ACTIVITIES                                    (54,179)       (14,129)        (387,597)
                                                        ---------      ---------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase of product rights                         (25,000)             0         (255,000)
       Purchase of property and equipment                       0              0           (3,679)
                                                        ---------      ---------      -----------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                   (25,000)             0         (258,679)
                                                        ---------      ---------      -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Issuance of common stock                            45,500              0          782,885
       Redemption of preferred stock                            0                        (165,000)
       Proceeds from loan payable                          35,000              0           35,000
                                                        ---------      ---------      -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                    80,500              0          652,885
                                                        ---------      ---------      -----------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                            (1,790)       (11,207)          (6,273)
                                                        ---------      ---------      -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                  January 30,
                                                          Six Months Ended       1995 (Date of
                                                              March 31,          Inception) to
                                                       -----------------------     March 31,
                                                          2001          2000          2001
                                                       ---------      --------      --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                $    (469)     $(25,336)     $    336

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       805        26,926             0
                                                       ---------      --------      --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $     336      $  1,590      $    336
                                                       =========      ========      ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Cash paid for interest                          $       0      $      0      $    197
                                                       =========      ========      ========

       Cash paid for taxes                             $       0      $      0      $      0
                                                       =========      ========      ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Common stock issued for services                $ 570,000      $      0      $575,200
                                                       =========      ========      ========

       Purchase of product rights through issuance
          of common stock                              $       0      $      0      $ 20,000
                                                       =========      ========      ========

       Fair value of office rent donated by
          stockholders                                 $       0      $      0      $  1,358
                                                       =========      ========      ========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

      The Company is presently developing two operations as follows:

            BITEM

                  The Company is developing, marketing and distributing a new generation acrylic, known as Biocompatable Intraoral Thermo Elastic Material (BITEM) which is anticipated to be sold to dental related businesses and other allied fields throughout the world.

            DISIFIN

                  The Company purchased the rights to distribute Disifin in the United States and Canada. Disifin is a solid cleaning product used as a disinfectant in the medical, dental and food processing industries.

      On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of March 31, 2001, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Net (Loss) Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
      (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti- dilutive effects on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments at March 31, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of March 31, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      The Company expensed $591,411 of development costs from January 30, 1995 to March 31, 2001.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 3 PROPERTY RIGHTS

      BITEM

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

      The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At March 31, 2001, $75,000 remained in product rights payable.

      DISIFIN

      The Company obtained an exclusive agreement with a German manufacturer to distribute the Disifin products in the United States of America and Canada. The Company is required to perform the following during the duration of the agreement:

            1.    Purchase all products from the manufacturer.
            2.    Sell all manufacturer's products.
            3.    Sell minimum fixed quantities for each year of the agreement.
            4. Establish and maintain a depot with a complete range of contractual products.
            5. Maintain an appropriate after-sales and repair service for the contractual products.
            6.    Renegotiate prices yearly.

      The contract is for an unlimited period of time and can be terminated by either party within a term of two years.

      AMORTIZATION

      Product rights on both products will begin being amortized once business activities commence.

NOTE 4 ACCOUNTS PAYABLE, RELATED ENTITIES

      The Company is related to the following entities through common officer positions and stock ownership:

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 4 ACCOUNTS PAYABLE, RELATED ENTITIES (CONTINUED)

         Gritell International Limited                                $  561,979
         Trilock Financial Corporation                                   225,910
         Vista Developments Ltd.                                         225,000
         Harvard Investment Group Ltd.                                    17,973
         Other                                                             9,143
                                                                      ----------
                                                                      $1,040,005
                                                                      ==========

NOTE 5 COMMON STOCK REIMBURSEMENTS

      Various stockholders have given their free-trading stock to consultants for the Company. The Company has agreed to replace the shares given by the stockholders with restricted shares. The Company is obligated to issue 505,000 shares of stock which are valued at $37,270.

NOTE 6 LOAN PAYABLE

      In March, 2001, the Company received a $35,000 unsecured loan from International Corporate Structures. The loan is payable on demand and bears interest at 6%. The loan is repayable in cash or 450,000 shares of the Company's free-trading stock, at the lender's option.

NOTE 7 COMMITMENTS

      The Company has entered into the following consulting agreements:

      Gritell International Limited (A Related Entity)

            1.    Date - February 8, 1999.
            2.    Term - Ten years.
            3.    Compensation in US dollars.
                  First year - $13,334 per month.
                  Second and third year - $20,000 per month.
                  Fourth and fifth year - $33,334 per month.
                  Automobile lease and cellular telephone reimbursement.
            4. Income tax reimbursements - All income taxes which accrue to Gritell as a result of the compensation shall be paid by the Company.
            5. Services to perform - Management, business and financial advice to the Board of Directors.
            6. The agreement was amended on April 1, 1999, whereby Gritell will, until it sees fit to do otherwise, accept the payment of $6,000 per month, provided that the balance shall accrue to Gritell's benefit and shall be paid to Gritell as and when it, in its sole discretion, shall demand payment of the accrued balance. The Company has accrued for the deferred payments and included the amounts in accounts payable.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 7 COMMITMENTS (CONTINUED)

      Trilock Financial Corporation (A Related Entity)

            1.    Date - February 22, 1999.
            2.    Term - Ten years.
            3.    Compensation in US dollars.
                  First year - $6,666 per month.
                  Second and third year - $10,000 per month.
                  Fourth and fifth year - $16,666 per month.
                  Automobile lease and cellular telephone reimbursement.
            4. Income tax reimbursements - All income taxes which accrue to Trilock as a result of the compensation shall be paid by the Company.
            5. Services to perform - Management, business and financial advice to the Board of Directors.
            6. The agreement was amended on April 1, 1999, whereby Trilock will, until it sees fit to do otherwise, accept the payment of $3,000 per month, provided that the balance shall accrue to Trilock's benefit and shall be paid to Trilock as and when it, in its sole discretion, shall demand payment of the accrued balance. The Company has accrued for the deferred payments and included the amounts in accounts payable.

      Gulf Atlantic Publishing, Inc. (A Non-related Entity)

            1.    Date - February 18, 2000.
            2.    Compensation in US dollars.
                  A. 262,500 free trading shares issued by certain stockholders of the Company.
                  B. Company agrees to issue 262,500 shares of restricted common stock.
            3.    Services to provide - Mailings and website advertising.

      Rainbow Communications, Inc. (A Non-related Entity)

            1.    Date - February 18, 2000.
            2.    Compensation in US dollars.
                  A. 87,500 free trading shares issued by certain stockholders of the Company.
                  B. Company agrees to issue 87,500 shares of restricted common stock.
            3.    Services to provide - Advertising.

      Apple Dental Ventures (A Related Entity)

      The Company entered an exclusive agreement with Apple Dental Ventures to acquire the rights and related privileges to manufacture, market, distribute and sell by retail, wholesale or any other method, the "BITEM" products.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 7 COMMITMENTS (CONTINUED)

      For granting this exclusive license, Apple Dental Ventures will receive, the following:

            1.    A royalty calculated as follows:
                  5% of the first $25,000,000 in gross annual income, and 3.5% of the next $25,000,000 in gross annual income, and 2.5% of gross annual income exceeding $50,000,000.

            2. A consulting agreement for a 3-year term commencing December 28, 1998, and payable at a maximum of Canadian $60,000 (US $38,076 as of March 31, 2001) per year for further research and development of new products, marketing and training. This agreement shall be renewable on mutual consent for two successive periods of two years.

            3. The right to purchase 100,000 common shares, par value of $.0001 per share, at $.20 per share, or $20,000. This right has been exercised as of the date of these financial statements.

            4. A two-year option to purchase 100,000 common shares at $.0001 per share.

      Vista Development Ltd. (A Related Entity)

            1.    Date - February 2, 1999.
            2.    Compensation in US dollars.
                  $150,000 per year, payable monthly.
                  Commission of 1% on annual gross sales or five percent of operating profit, whichever is the lesser.
            3. Services to provide - Consulting for worldwide and multi-industry marketing.
            4. Performance based options on terms to yet be agreed upon to be available from a pool of two million common shares to be set aside for performance of this option plan.
            5. Advisory Board - Members of the Advisory Board would be entitled to an option to acquire 25,000 shares of common stock at the end of their two year term at 50% of the current market price.

      Diamonds-In-The Rough.Com LLC

            1.    Date - February 15, 2001.
            2. Compensation - 40,000 shares of free-trading shares of the Company's stock . The Company has agreed to replace this stock with 60,000 shares of restricted stock.
            3. Services to provide -Mass e-mails of the Company's products and services.
            4.    Term-One year.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 7 COMMITMENTS (CONTINUED)

      Winningstock.Com LLC

            1.    Date - February 12, 2001.
            2. Compensation - 40,000 shares of free-trading shares of the Company's stock. The Company has agreed to replace this stock with 60,000 shares of restricted stock.
            3. Services to provide - Mass e-mails to the Company's products and services.
            4.    Term - Ninety days.

      LBI Group, Inc.

            1.    Date - January 29, 2001.
            2. Compensation - Options to acquire 500,000 shares of the Company's stock for .14(cent) per share. LBI exercised 325,000 shares on the option.
            3.    Locate and negotiate acquisitions for the Company.
            4.    Term - Twelve months.

      Larix International Corporation

            1.    Date - January 26, 2001.
            2.    Compensation - 1,500,000 shares of the Company's common stock.
            3. Services to provide - General corporation consulting and planing - locate and negotiate acquisitions for the Company.
            4.    Term - Eighteen months.

      Chief Executive Officer

            Twenty four month employment agreement from October 16, 2000.

            The agreement requires an annual salary of $100,020 plus stock issuances as follows:

                  Osberbauer

                        62,500 shares of stock on April 11, 2001, July 11, 2001, October 11, 2001, January 11, 2002, April 11, 2002 and
                        July 11, 2002

                  Havolic

                        25,000 shares on April 30, 2001, July 30, 2001 and
                        October 30, 2001.

The Company is also required to establish a management incentive option program based upon performance on terms to be decided upon.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 8 INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows at March 31, 2001:

   Deferred tax assets:

         Net operating loss carryforward                                $382,000

         Less valuation allowance                                        382,000
                                                                        --------

         Net deferred tax assets                                        $      0
                                                                        ========

   Deferred tax liabilities                                             $      0
                                                                        ========

A reconciliation of the valuation allowance is as follows:

   Balance, October 1, 2000                                             $240,700

   Addition to allowance for the six months ended
     March 31, 2001                                                      141,300
                                                                        --------

   Balance, March 31, 2001                                              $382,000
                                                                        ========

NOTE 9 PREFERRED STOCK

            The preferred stock is non-voting and non-participating.

NOTE 10 COMMON STOCK ELIGIBLE FOR ISSUANCE

Total stock authorized                                              100,000,000
Less stock issued                                                   (19,288,164)
Less reserved for
   Options                                                             (100,000)
   Warrants                                                          (1,332,800)
   Gulf Atlantic Publishing, Inc.                                      (262,500)
   Rainbow Communications, Inc.                                         (87,500)
   Vista Development Ltd - option pool                               (2,000,000)
   Vista Development Ltd. - Advisory Board options                      (25,000)
   Diamond-In-The Rough.Com LLC                                         (60,000)
   Winningstock.Com LLC                                                 (60,000)
   Chief Executive Officer                                             (450,000)
   LBI Group, Inc.                                                     (175,000)
                                                                   ------------

Balance available for issuance                                       76,159,036
                                                                   ============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 11 STOCK OPTIONS

            The Company has the following stock options outstanding as of March 31, 2001:

                                                                    Option
                                                   Shares            Price
                                                   -------       ---------------
Apple Dental Ventures                              100,000               $.0001
                                                                      Per share

Vista Development Ltd - Advisory                                 50% of current
  Board                                             25,000         market price
                                                   -------

                                                   125,000
                                                   =======

NOTE 12 STOCK WARRANTS

            The Company has the following warrants outstanding as of March 31, 2001:

                                              Number               Expiration
      Series                Price            of Shares                 Date
------------------   -----------------  -------------------  -------------------

         A                $2.00              666,400           December 31, 2001

         B                $3.00              666,400           December 31, 2001

            The Company may redeem the warrants at $.01 per warrant.

NOTE 13 NET OPERATING LOSS CARRYFORWARDS

            The Company has the following net operating loss carryforwards:

     Tax Year                Amount            Expiration Date
 -----------------        ------------         ---------------
 December 31, 1995        $      8,396              2010
 December 31, 1996               6,821              2011
 December 31, 1997                 381              2012
 September 30, 1998              6,439              2018
 September 30, 1999            472,284              2019
 September 30, 2000            708,990              2020
 December 31, 2000             163,568              2020
 March 31, 2001                544,153              2021
                          ------------
                          $  1,911,032
                          ============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 14 OPERATING LEASES

            The Company leases two vehicles under operating leases with four - year terms and monthly payments of $1,142.

            Future minimum lease payments under the vehicle leases are as follows:

              March 31, 2001                                      $10,284
              March 31, 2002                                       13,712
              March 31, 2003                                        6,250
                                                                  -------
                                                                  $30,246
                                                                  =======

            Rent expense for the six months ended March 31, 2001 and 2000 totaled $7,393.

NOTE 15 CONTINGENCIES

            In the Company's contracts with Gritell International Limited and Trilock Financial Corporation, the Company agreed to reimburse Gritell International Limited and Trilock Financial Corporation for any income taxes that might accrue to them on the compensation they receive. The amount of the tax, if any, is not known and the Company has not accrued any liability for this contingency.

NOTE 16 GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of operations and has incurred losses of $1,751,606 from inception. In addition, the Company's sources of working capital were supplied by loans from related entities.

            The Company is awaiting the United States Food and Drug Administration approval to sell the "BITEM" product which will enable it to market its "BITEM" product to the public.

NOTE 17 UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of March 31, 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.