Form 10QSB
period 2001-06-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2001-08-21
CIK 1074142

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 2001

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

                      5466 Canvasback Rd., Blaine, WA 98230
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (360) 371-5061

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No
(2) Yes |X| No

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date: June 30, 2001:
Common Stock - 20,598,164

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

The Company has a subsidiary, ThermoElastic Technologies (CANADA), Inc. which was organized in June, 1999. The subsidiary is inactive and no financial activities have occurred in the subsidiary. The Company is in the development stage of operations. Certain shareholders of the Company have contributed their free trading stock in satisfaction of certain of the Company's debts and obligations. The Company has agreed to replace these shares with shares of restricted stock. As of June 30, 2001, the Company is obligated to issue 505,000 shares of its common stock, which shares are valued at $37,270.

During the current year, the Company has received $70,000 in unsecured loans from an unaffiliated party. The loan is payable on demand and bears interest at 6%. The loan may be repaid in cash or through the issuance of shares of The Company's common stock, which must be freely tradeable, at the lender's option. The proceeds of the loan were used to pay the Company's expenses as well as paying for the distribution rights for DISIFIN.

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

During the quarter ended June 30, 2001, the Company issued and registered 560,000 shares of its common stock as compensation for consultants who provided various services for the Company. In addition, during this quarter, the Company also issued an additional 750,000 shares of its common stock as compensation for other consultants.

RESULTS OF OPERATIONS

For the three months ended June 30, 2001, the Company had revenues of $2,001 and its expenses were $532,992, resulting in a net loss for the quarter of ($530,991) compared to net revenues of $954 and expenses of $180,419 for the quarter ended June 30, 2000, which resulted in a net loss for the quarter of ($179,373). The net loss per share for the three month periods ended June 30, 2001 and 2000 was ($.03) and ($.01), respectively.

For the nine months ended June 30, 2001, the Company had net revenues of $2,604 and its expenses were $1,077,748, resulting in a net loss for the nine month period of ($1,075,144) compared to net revenues of ($4,063) and expenses of $725,268 for the nine month period ended June 30, 2000, which resulted in a net loss for the quarter of ($729,331). The net loss per share for the nine month periods ended June 30, 2001 and 2000 was ($.06) and ($.04), respectively.

Since January 30, 1995 (inception) to June 30, 2001, the Company has had total net revenues of $4,430 and expenses of $1,935,409. During that period, the Company has expensed $591,411 of development costs.

The Company's total assets at June 30, 2001 were approximately $705,000 compared to assets of approximately $285,000 at September 30, 2000. The Company's current assets at June 30, 2001 were approximately $378,000 and consisted primarily of prepaid consulting fee expenses of approximately $325,000. The Company's other assets at June 30, 2001 consisted of its product rights to BITEM and DISIFIN totaling $325,000. The Company's current assets at September 30, 2000 were approximately $32,000 and consisted primarily of prepaid expenses totaling approximately $30,000. The Company's other asset at September 30, 2000 was its product rights in BITEM of $250,000.

The Company's current liabilities at June 30, 2001 were approximately $1,600,000 compared to current liabilities of approximately $900,000 at September 30, 2000. Part of the difference is attributable to the Company's increased expenses and increased accounts payable to related entities. The current liabilities of the Company at June 30, 2001 consist of account payables to related entities of approximately $1,226,000, trade payables of approximately $117,000, product rights payable of $125,000, loans payable of approximately $90,000 and common stock reimbursements of approximately $37,000. Its current liabilities at September 30, 2000 consisted of accounts payable of approximately $708,000 to related entities, trade accounts payable of $102,000, products rights payable of $75,000 and accrued liabilities of approximately $12,000.

Total shareholders' (deficit) increased from ($612,993) at September 30, 2000 to a deficit of ($889,874) at June 30, 2001.

LIQUIDITY

ThermoElastic currently has no material commitments for capital expenditures except for its obligations with respect to BITEM and DISIFIN.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable.

Item No. 6 B Exhibits and Reports on Form 8-K

(a)   No reports on Form 8-K were filed during the quarter ended June 30, 2001.

(b)   Exhibits

99 Financial Statements for the periods ended June 30, 2001 and 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 20, 2001
                                    THERMOELASTIC TECHNOLOGIES, INC


                                    By: /s/  Kenneth B. Liebscher
                                       ----------------------------
                                    Kenneth B. Liebscher, President


                                    By: /s/  A. William Nicholls
                                       ----------------------------
                                    A. William Nicholls, CFO

                        THERMOELASTIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc. and Subsidiary
(Development Stage Companies)

We have reviewed the accompanying consolidated balance sheet of ThermoElastic Technologies, Inc. and Subsidiary (Development Stage Companies) as of June 30, 2001, and the related statements of comprehensive (loss), operations, and cash flows for the nine months ended June 30, 2001 and 2000, and for the period from January 30, 1995 (date of inception) to June 30, 2001 and the statement of stockholders' (deficit) from January 30, 1995 to June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ThermoElastic Technologies, Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to fdata. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, wdo not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company is awaiting government approval of its product, has incurred significant losses and needs additional working capital. These conditions raise doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

August 16, 2001

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                   ASSETS

                                                     June 30,     September 30,
                                                        2001          2000
                                                    (Unaudited)    (Audited)
                                                    -----------   -------------
CURRENT ASSETS
       Cash and cash equivalents                     $ 31,943       $    805
       Accounts receivable                              2,579            507
       Travel advances                                  2,397          1,000
       Inventory                                       13,339              0
       Prepaid expenses
          Consulting fees                             325,017              0
          Other                                         2,762         29,505
                                                     --------       --------

              TOTAL CURRENT ASSETS                    378,037         31,817
                                                     --------       --------

OFFICE FURNITURE AND COMPUTERS
       Cost                                             3,679          3,679
       Less accumulated depreciation                    1,717          1,199
                                                     --------       --------

              NET PROPERTY AND EQUIPMENT                1,962          2,480
                                                     --------       --------

OTHER ASSETS
       Product rights
           Bitem                                      250,000        250,000
           Disifin                                     75,000              0
                                                     --------       --------

              TOTAL OTHER ASSETS                      325,000        250,000
                                                     --------       --------

              TOTAL ASSETS                           $704,999       $284,297
                                                     ========       ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                            June 30,     September 30,
                                                              2001           2000
                                                          (Unaudited)      (Audited)
                                                          -----------    --------------
CURRENT LIABILITIES
       Accounts payable
          Trade                                           $   116,488    $   101,598
          Related entities                                  1,226,254        708,343
          Common stock reimbursements                          37,270             35
       Accrued liabilities                                        286         12,314
       Loans payable                                           89,575              0
       Product rights payable                                 125,000         75,000
                                                          -----------    -----------
               TOTAL CURRENT LIABILITIES                    1,594,873        897,290

CONTINGENCIES                                                      --             --
                                                          -----------    -----------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $.0001 per share
            Authorized 20,000,000 shares
            0 shares issued and outstanding                         0              0
       Common stock, par value $.0001 per share
            Authorized 100,000,000 shares
            Issued and outstanding
              June 30, 2001 - 20,598,164 shares                 2,060              0
              September 30, 2000 - 17,338,164 shares                0          1,734
       Paid in capital in excess of par value of stock      1,566,383        762,209
       Deficit accumulated during development stage        (2,447,597)    (1,372,453)
       Accumulated other comprehensive loss
          (primarily cumulative translation adjustment)       (10,720)        (4,483)
                                                          -----------    -----------

            TOTAL STOCKHOLDERS' (DEFICIT)                    (889,874)      (612,993)
                                                          -----------    -----------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' (DEFICIT)                     $   704,999    $   284,297
                                                          ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                                        January 30,
                                                        Three Months Ended                Nine Months Ended           1995 (Date of
                                                             June 30,                         June 30,                Inception) to
                                                   ---------------------------     ------------------------------        June 30,
                                                       2001            2000            2001              2000              2001
                                                   -----------     -----------     -------------     ------------     -------------
NET (LOSS)                                         $  (530,991)    $  (179,373)    $  (1,075,144)    $   (729,331)    $  (1,930,979)

OTHER COMPREHENSIVE (LOSS)
       Foreign currency translation adjustments         (4,447)         (3,807)           (6,237)         (15,014)          (10,080)
                                                   -----------     -----------     -------------     ------------     -------------

NET COMPREHENSIVE (LOSS)                           $  (535,438)    $  (183,180)    $  (1,081,381)    $   (744,345)    $  (1,941,059)
                                                   ===========     ===========     =============     ============     =============

       See Accompanying Notes and Independent Accountants' Review Report.

          THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                   (DEVELOPMENT STAGE COMPANIES)
               CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
    FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                           JUNE 30, 2001
                            (UNAUDITED)

                                                                                                                 January 30,
                                                 Three Months Ended                Nine Months Ended            1995 (Date of
                                                     June 30,                          June 30,                 Inception) to
                                            -----------------------------     -----------------------------       June 30,
                                                2001            2000              2001            2000              2001
                                            ------------     ------------     ------------     ------------    --------------
REVENUE                                     $      2,001     $        954     $      2,950     $      3,370     $     8,285

COST OF SALES                                          0              (92)             346            7,433           3,855
                                            ------------     ------------     ------------     ------------     -----------

   GROSS PROFIT (LOSS)                             2,001            1,046            2,604           (4,063)          4,430
                                            ------------     ------------     ------------     ------------     -----------

EXPENSES
   Development costs to related entities               0                0                0                0         591,411
   General and administrative                     71,642           12,719          184,005           83,067         743,905
   Consulting fees                               461,350          167,700          893,743          642,201         600,093
                                            ------------     ------------     ------------     ------------     -----------

        TOTAL EXPENSES                           532,992          180,419        1,077,748          725,268       1,935,409
                                            ------------     ------------     ------------     ------------     -----------

NET (LOSS)                                  $   (530,991)    $   (179,373)    $ (1,075,144)    $   (729,331)    $(1,930,979)
                                            ============     ============     ============     ============     ===========

NET (LOSS) PER COMMON SHARE

   Basic and diluted                        $       (.03)    $       (.01)    $       (.06)    $      (.04)
                                            ============     ============     ============     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING

   Basic and diluted                          19,059,830       17,338,164       19,059,830       17,338,164
                                            ============     ============     ============     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                          Paid in       Accumulated     Accumulated
                                      Preferred Stock             Common Stock           Capital in      During the        Other
                                    -------------------      ----------------------    Excess of Par    Development    Comprehensive
                                    Shares       Amount      Shares          Amount    Value of Stock      Stage           Loss
                                    ------       ------      ------          ------    --------------   -----------    -------------
AT DATE OF INCEPTION                    0     $        0             0     $      0     $          0      $      0      $        0

JANUARY 30, 1995 - COMMON STOCK
  ISSUED TO FOUNDERS FOR
  SERVICES                              0              0    13,760,000        1,376           (1,176)            0               0

AUGUST 1, 1995 - COMMON STOCK
  ISSUED FOR CASH                       0              0     1,720,000          172            9,828             0               0

DECEMBER 15, 1995 - COMMON STOCK
  ISSUED FOR CASH                       0              0       860,000           86            4,914             0               0

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1995                     0              0             0            0                0        (8,606)              0
                                   ------     ----------    ----------     --------     ------------      --------      ----------

     BALANCE, DECEMBER 31, 1995         0              0    16,340,000        1,634           13,566        (8,606)              0

FEBRUARY 10, 1996 - COMMON STOCK
  ISSUED FOR SERVICES                   0              0       860,000           86            4,914             0               0

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1996                     0              0             0            0                0       (10,202)              0
                                   ------     ----------    ----------     --------     ------------      --------      ----------

     BALANCE, DECEMBER 31, 1996         0              0    17,200,000        1,720           18,480       (18,808)              0

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1997                     0              0             0            0                0          (824)              0
                                   ------     ----------    ----------     --------     ------------      --------      ----------

     BALANCE, DECEMBER 31, 1997         0              0    17,200,000        1,720           18,480       (19,632)              0

CAPITAL CONTRIBUTED TO THE
  CORPORATION                           0              0             0            0           10,000             0               0

NET (LOSS) FOR THE SHORT-YEAR
  ENDED SEPTEMBER 30, 1998              0              0             0            0                0        (6,760)              0
                                   ------     ----------    ----------     --------     ------------      --------      ----------

     BALANCE, SEPTEMBER 30, 1998        0     $        0    17,200,000     $  1,720     $     28,480      $(26,392)     $        0

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                          Paid in       Accumulated     Accumulated
                                         Preferred Stock             Common Stock        Capital in      During the        Other
                                       --------------------      --------------------  Excess of Par    Development   Comprehensive
                                       Shares        Amount      Shares        Amount  Value of Stock       Stage          Loss
                                       ------        ------      ------        ------  --------------   -----------   -------------

JULY 15, 1999, COMMON STOCK
   DIVIDEND PAYABLE IN PREFERRED
   STOCK                             1,650,000      $     165            0     $    0     $ 164,835      $  (165,000)    $     0

JULY 15, 1999 REDEMPTION OF
   PREFERRED STOCK FOR CASH         (1,650,000)          (165)           0          0      (164,835)               0           0

JULY 15, 1999, MERGER WITH
   THERMOELASTIC TECHNOLOGIES,
   INC                                       0              0            0          0       732,385                0           0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                0              0            0          0             0                0      (5,121)

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 1999                        0              0            0          0             0         (472,071)          0
                                     ---------      ---------   -----------    ------     ---------      -----------     -------

      BALANCE, SEPTEMBER 30, 1999            0              0   17,200,000      1,720       760,865         (663,463)     (5,121)

FAIR VALUE OF OFFICE RENT
   DONATED BY STOCKHOLDER                    0              0            0          0         1,358                0           0

FRACTIONAL SHARES OF STOCK                   0              0      138,164         14           (14)               0           0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                0              0            0          0             0                0         638

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 2000                        0              0            0          0             0         (708,990)          0
                                     ---------      ---------   -----------    ------     ---------      -----------     -------

      BALANCE, SEPTEMBER 30, 2000            0      $       0   17,338,164     $1,734     $ 762,209      $(1,372,453)    $(4,483)

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                           Deficit
                                                                                         Paid in         Accumulated    Accumulated
                                      Preferred Stock              Common Stock         Capital in       During the       Other
                                     ------------------        ---------------------   Excess of Par     Development   Comprehensive
                                     Shares      Amount        Shares         Amount   Value of Stock       Stage           Loss
                                     ------      ------        ------         ------   --------------    -----------   -------------
JANUARY, 2001 - COMMON STOCK
 ISSUED FOR SERVICES                      0     $      0      1,625,000     $      162   $   489,838    $          0    $      0

MARCH, 2001 - COMMON STOCK
 ISSUED FOR CASH BY EXERCISING
 OPTIONS                                  0            0        325,000             33        45,467               0           0

MARCH, 2001 - EXCESS OF FAIR
 MARKET OF OPTIONS ISSUED OVER
 OPTION PRICE                             0            0              0              0        80,000               0           0

APRIL 1 TO JUNE 30, 2001
 COMMON STOCK ISSUED FOR
   SERVICES                               0            0        560,000             56        83,944               0           0
   CASH                                   0            0        750,000             75       104,925               0           0

FOREIGN CURRENCY TRANSLATION
 ADJUSTMENT                               0            0              0              0             0               0      (6,237)

NET (LOSS) FOR THE NINE MONTHS
 ENDED JUNE 30, 2001                      0            0              0              0             0      (1,075,144)          0
                                    -------     --------     ----------     ----------   -----------    ------------    --------

     BALANCE, JUNE 30, 2001               0     $      0     20,598,164     $    2,060   $ 1,566,383    $ (2,447,597)   $(10,720)
                                    =======     ========     ==========     ==========   ===========    ============    ========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                        January 30,
                                                             Nine Months Ended         1995 (Date of
                                                                 June 30,              Inception) to
                                                        --------------------------        June 30,
                                                           2001             2000            2001
                                                        -----------      ---------     -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                       $(1,075,144)     $(729,331)     $(2,282,597)
       Adjustments to reconcile net (loss)
        to net cash (used) by operating activities:
          Depreciation                                          519            152            1,718
          Fair value of rent                                      0              0            1,358
          Common stock issued for services                  654,000              0          659,200
       Changes in operating assets and liabilities:
          Accounts receivable                                (2,072)        (2,731)          (3,579)
          Travel advances                                    (1,397)             0           (1,397)
          Inventory                                         (13,339)             0          (13,339)
          Prepaid expenses                                 (298,274)       722,333         (327,779)
          Accounts payable                                  570,035              0        1,380,011
          Accrued liabilities                               (12,028)             0              286
          Product rights payable                                  0              0           75,000
                                                        -----------      ---------      -----------
          NET CASH (USED) BY OPERATING
            ACTIVITIES                                     (177,700)        (9,577)        (511,118)
                                                        -----------      ---------      -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase of product rights                           (25,000)             0         (255,000)
       Purchase of property and equipment                         0              0           (3,679)
                                                        -----------      ---------      -----------
          NET CASH (USED) BY INVESTING
             ACTIVITIES                                     (25,000)             0         (258,679)
                                                        -----------      ---------      -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Issuance of common stock                             150,500              0          887,885
       Redemption of preferred stock                              0                        (165,000)
       Proceeds from loans payable                           89,575              0           89,575
                                                        -----------      ---------      -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                     240,075              0          812,460
                                                        -----------      ---------      -----------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                              (6,237)       (15,014)         (10,720)
                                                        -----------      ---------      -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                January 30,
                                                          Nine Months Ended    1995 (Date of
                                                              June 30,         Inception) to
                                                       ---------------------      June 30,
                                                         2001         2000          2001
                                                       --------     --------   -------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                $ 31,138     $(24,591)     $ 31,943

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      805       26,926             0
                                                       --------     --------      --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $ 31,943     $  2,335      $ 31,943
                                                       ========     ========      ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Cash paid for interest                          $  1,556     $      0      $  1,753
                                                       ========     ========      ========

       Cash paid for taxes                             $      0     $      0      $      0
                                                       ========     ========      ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Common stock issued for services                $654,000     $      0      $659,200
                                                       ========     ========      ========

       Purchase of product rights through issuance
          of common stock                              $      0     $      0      $ 20,000
                                                       ========     ========      ========

       Fair value of office rent donated by
          stockholders                                 $      0     $      0      $  1,358
                                                       ========     ========      ========

       Purchase of product rights                      $ 50,000     $      0      $ 50,000
                                                       ========     ========      ========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

            On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of June 30, 2001, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

            Principles of Consolidation

            The consolidated financial statements include the accounts of ThermoElastic Technologies, Inc. and its wholly owned subsidiary ThermoElastic Technologies (Canada), Inc.

            There were no inter-company transactions between the companies.

            Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Inventory

            Inventory is stated at the lower of cost (determined on the first-in, first-out-method) or market.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The Company estimates that the fair value of all financial instruments at June 30, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

            Foreign Currency Translation

            The financial statements of the Company are measured using the local currency as the functional currency. Assets and liabilities of these companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency tranaction gains and losses are included in consolidated net income. The financial statements are presented in United States of America dollars.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of June 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

            The Company expensed $591,411 of development costs from January 30, 1995 to June 30, 2001.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

            The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At June 30, 2001, $75,000 remained in product rights payable.

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

NOTE 4      ACCOUNTS PAYABLE, RELATED ENTITIES

            The Company is related to the following entities through common officer positions and stock ownership:

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 4      ACCOUNTS PAYABLE, RELATED ENTITIES (CONTINUED)

                    Gritell International Limited     $  654,973
                    Trilock Financial Corporation        263,410
                    Vista Developments Ltd.              262,500
                    Harvard Investment Group Ltd.         24,033
                    Other                                 21,338
                                                      ----------

                                                      $1,226,254
                                                      ==========

NOTE 5     COMMON STOCK REIMBURSEMENTS

            Various stockholders have given their free-trading stock to consultants for the Company. The Company has agreed to replace the shares given by the stockholders with restricted shares. The Company is obligated to issue 505,000 shares of stock which are valued at $37,270.

NOTE 6      LOAN PAYABLE

            The Company received $70,000 of unsecured loans from International Corporate Structures. The loans are payable on demand and bears interest at 6%. The loans are repayable in cash or free- trading stock, at the lender's option.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 7      COMMITMENTS (CONTINUED)

            For granting this exclusive license, Apple Dental Ventures will receive, the following:

                  1.    A royalty calculated as follows:
                        5% of the first $25,000,000 in gross annual income, and 3.5% of the next $25,000,000 in gross annual income, and 2.5% of gross annual income exceeding $50,000,000.
                  2. A consulting agreement for a 3-year term commencing December 28, 1998, and payable at a maximum of Canadian $60,000 (US $39,200 as of June 30, 2001) per year for further research and development of new products, marketing and training. This agreement shall be renewable on mutual consent for two successive periods of two years.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 7      COMMITMENTS (CONTINUED)

            LBI Group, Inc.

                  1.    Date - January 29, 2001.
                  2. Compensation - Options to acquire 500,000 shares of the Company's stock for .14(cent) per share. LBI exercised 325,000 shares on the option.
                  3.    Locate and negotiate acquisitions for the Company.
                  4.    Term - Twelve months.

            Larix International Corporation

                  1.    Date - January 26, 2001.
                  2. Compensation - 1,500,000 shares of the Company's common stock.
                  3. Services to provide - General corporation consulting and planning - locate and negotiate acquisitions for the Company.
                  4.    Term - Eighteen months.

            Vincent Barone

                  1.    Date - January 29, 2001.
                  2. Compensation - 250,000 options to Company's stock at .14(cent) per shares.
                  3.    General corporation consultation.
                  4.    Term - Twelve months.
                  5.    Options to acquire stock.

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

NOTE 8      INTEREST

            Interest expense for the nine months ended June 30, 2001 was $1,556.

NOTE 9      RESEARCH AND DEVELOPMENT

            The Company incurred research and development costs of $12,561 for the nine months ended June 30, 2001.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 10     INCOME  TAXES

            Significant components of the Company's deferred tax assets and liabilities are as follows at June 30, 2001:

               Deferred tax assets:

                    Net operating loss carryforward                             $    488,000

                    Less valuation allowance                                         488,000
                                                                                ------------

                    Net deferred tax assets                                     $          0
                                                                                ============

               Deferred tax liabilities                                         $          0
                                                                                ============

            A reconciliation of the valuation allowance is as follows:

               Balance, October 1, 2000                                         $    240,700

               Addition to allowance for the nine months ended
                 June 30, 2001                                                       247,300
                                                                                ------------

               Balance, June 30, 2001                                           $    488,000
                                                                                ============

NOTE 11     PREFERRED STOCK

            The preferred stock is non-voting and non-participating.

NOTE 12     STOCK OPTIONS

            The Company has the following stock options outstanding as of June 30, 2001:

                                                                     Option
                                                   Shares             Price
                                                 -----------     ---------------

               Apple Dental Ventures                100,000              $.0001
                                                                      Per share

               Vista Development Ltd - Advisory                  50% of current
                 Board                               25,000        market price
                                                    -------

                                                    125,000
                                                    =======

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 13     STOCK WARRANTS

            The Company has the following warrants outstanding as of June 30, 2001:

                                                 Number         Expiration
                 Series          Price          of Shares          Date
                 ------          -----          ---------       -----------

                    A          $    2.00         666,400     December 31, 2001

                    B          $    3.00         666,400     December 31, 2001

            The Company may redeem the warrants at $.01 per warrant.

NOTE 14     NET OPERATING LOSS CARRYFORWARDS

            The Company has the following net operating loss carryforwards:

                         Tax Year                 Amount         Expiration Date
                     ------------------       --------------     ---------------

                     December 31, 1995        $        8,396          2010
                     December 31, 1996                 6,821          2011
                     December 31, 1997                   381          2012
                     September 30, 1998                6,439          2018
                     September 30, 1999              472,284          2019
                     September 30, 2000              708,990          2020
                     December 31, 2000               163,568          2020
                     June 30, 2001                 1,075,144          2021
                                              --------------
                                              $    2,442,023
                                              ==============

NOTE 15     OPERATING LEASES

            The Company leases two vehicles under operating leases with four - year terms and monthly payments of $1,142.

            Future minimum lease payments under the vehicle leases are as follows:

                June 30, 2001                                         $   10,284
                June 30, 2002                                             13,712
                June 30, 2003                                              2,824
                                                                      ----------
                                                                      $   26,820
                                                                      ==========

            Rent expense for the nine months ended June 30, 2001 and 2000 totaled $10,284.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 16     CONTINGENCIES

            In the Company's contracts with Gritell International Limited and Trilock Financial Corporation, the Company agreed to reimburse Gritell International Limited and Trilock Financial Corporation for any income taxes that might accrue to them on the compensation they receive. The amount of the tax, if any, is not known and the Company has not accrued any liability for this contingency.

NOTE 17     GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of operations and has incurred losses of $2,282,597 from inception. In addition, the Company's sources of working capital were supplied by loans from related entities.

            The Company is awaiting the United States Food and Drug Administration approval to sell the "BITEM" product which will enable it to market its "BITEM" product to the public.

NOTE 18     UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of June 30, 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.