Form 10KSB
period 2001-09-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2002-01-15
CIK 1074142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended September 30, 2001

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from              to              .
                               ------------    -------------

                        Commission File Number: 000-25107
                                                ---------

                        THERMOELASTIC TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its charter)

      Colorado                                  51-0387926
      --------                                  ----------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification Number)

                 5466 Canvasback Road, Blaine, Washington 98230
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (360) 371-5061
                            --------------

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $20,522

The number of shares outstanding of the Company's $.0001 Par Value Common Stock, as of September 30, 2001 were 22,201,164. The aggregate number of shares of the voting stock held by non-affiliates on January 11, 2002 was 13,095,276. The market value of these shares, computed by reference to the market closing price on January 11, 2002, was $851,193. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Apple Dental Ventures developed a "new generation" acrylic. This new technology can immediately find applications in almost every facet of the dental field and many medical, sport, and allied areas. This product is currently being used by dentists, denturists, and dental laboratories in Ontario, Canada, where testing occurred. Currently, in the dental field, "BITEM" is the acronym for Biocompatable Intraoral Thermal Elastic Material developed by Apple Dental Ventures and represents the trade name for this acrylic composition. The Company entered into an agreement with Apple Dental Ventures to acquire the rights and related privileges to manufacture, market distribute and sell by retail, wholesale or any other method the "BITEM" products. These products are protected by U.S., Canadian and European patents. The license agreement cost was $250,000. At September 30, 2001, the Company still owed $75,000 of the purchase price.

The Company also acquired an exclusive license with a German manufacturer to distribute its "Disifin" products in the US and Canada. This contract is an for unlimited period of time and can be terminated by either party within a term of two years.

The Company's principal offices are located at 5466 Canvasback Road, Blaine, Washington 98239, telephone number (360) 371-5061. These offices consist of 150 square feet on a month-to-month lease. The monthly rental fee is included in management remuneration.

Employees. The Company currently has one full-time employee. The Company has also engaged consultants to assist it as needed.

Government Regulations. At the present time, there are no pervasive regulations of the Company's business.

Competition. The Company believes that none of the competing products in the marketplace today possess the thermoelastic consistency of BITEM. All the competing products are single purpose products and have distinctive drawbacks. Some of the existing products on the market have functions similar to the products made with BITEM, but the Company believes that there is no comparison in performance.

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

4. Flexite M.P.: This material is a polythermoplastic that can only be injection molded. The metal-free denture designs are somewhat similar to BITEM partials but flexite is not compatible with acrylic and cannot be repaired or bonded to teeth. It is injected under heat but once set it is not thermal adjustable. Eventually the flexite material becomes brittle and often snaps.

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

This material is available in raw material (powder and liquid), "heat-cure", or in "self-cure" packages. It can made available in pre-manufactured sublingual wings containing the thermoelastic material and can be used to stabilize existing lower dentures by installing them under the tongue.

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

4. Braces

Prosthetics and Orthopedic braces and artificial limbs are a billion dollar a year industry in the United States. There are approximately 2.5 million amputees in the U.S. and is estimated that this number grows by 125,000 annually. Approximately 54% of all amputations are below the knee, 37% are above the knee and 7% are amputations of the arm. The demands for orthotics and prosthetics are expected to grow over the next twenty years, according to the National Commission on Orthotic and Prosthetic Education. There will be a 25% percent increase in the number of people with paralysis, deformity of orthopedic impairments in that time. Over the same period, the number of people expected to require prosthesis will increase by 47% and the number of people using orthopedic braces is expected to increase by 31%.

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

The Company entered into an agreement with regard to the acquisition of a license for the exclusive worldwide rights and related privileges to the BITEM products, which provided for a deposit of $50,000 payable by February 28, 1999 and the balance of $200,000 due by February 28, 2000 and a graduated royalty fee: 5% for the first $25,000,000 in gross annual income, 3.5% for the next $25,000,000 and 2.5% for sales exceeding $50,000,000.

MARKETING

The goal of the Company is to market products throughout specified geographical locations in the dental field. Licensing agreements will be entered into with qualified companies and individuals to fulfill the dynamic potential of this material and to expand its use into other diverse areas and products.

During the year ended Septmber 31, 2001, the Company entered into several consulting agreements. In January, 2001, the Company issued an option to purchase 500,000 shares of the Company's common stock at $.14 per share to a consultant. 325,000 of those options had been exercised by September 30, 2001. The Company issued 1,500,000 of the Company's common stock to a consultant with an additional 50,000 shares being issued to another consultant. An additional 250,000 options at $.14 per share have also been issued and are currently outstanding. In May, 2001, 400,000 shares of the Company's common stock was issued as compensation to a consultant. In April, 2001, 10,000 shares of the Company's common stock was issued for services to a former officer of the Company for consulting services.

PRODUCT DESCRIPTION: DISIFIN

DISIFIN competition: There are numerous existing competitive Hard Surface Disinfecting products in the market place in liquid form. They use harsh, hard to handle, poisonous and carcinogenic chemicals like phenols, ethyl alcohol, quaternary ammonium compounds, chlorine, and chlorine bleaches. Some are sold for use as a stand alone chemical or in combination with other chemicals to achieve the kill rates required to disinfect hard surfaces in the Medical, Dental, Food Processing, Veterinary, etc. industries. For all of these products all of the disinfecting claims are regulated by the appropriate government agency in each country.

DISIFIN is used as a safe and reliable Hard Surface Disinfectant. DISIFIN is used safely and reliably in animal husbandry and intensive agriculture. In Germany DISIFIN has also been successfully used in the treatment of pet wounds to prevent infection.

DISIFIN is the registered trademark for
Sodium-N-chloro-paratoluene-sulphonamide-trihydrate, Molecular formula: C7 H7 CIN2 NaO2 S + 3H2O, also known as Chloramin T. DISIFIN is a registered trademark of RMP chemisch technische Spezialprodukte GmbH & Co. KG.

DISIFIN Disinfecting products are unique, patented worldwide, government approved for use in Europe and currently in use in Europe and in other parts of the world. DISIFIN is packaged and shipped in patented solid tablets that are easy to transport and store compared to shipping and storing the other disinfecting liquid products in gallon jugs.

DISIFIN is a Hard Surface Disinfectant effective against all known microorganisms, including gram-positive and gram-negative bacteria, enveloped and non-enveloped bacteria, viruses, fungi, moulds, and yeast. DISIFIN is dissolved in water, ionizes and forms the Chloramin-t ion. The Chloramin-t ion participates directly in the oxidative destruction of bacteria, viruses and moulds. When it comes in contact with microorganisms it quickly penetrates the structure of and oxidizes all pathogens. The oxidative reaction cannot be reversed resulting in the elimination of the possibility for microorganisms to build up a resistance to DISIFIN.

DISIFIN is fast acting and the concentrations of the product can be mixed to fit the requirements of the job. It is environmentally safe and biodegrades up to 100% in nature in a few days. DISIFIN rinses off easily due to its excellent water solubility and leaves no residue, guaranteeing a reliable disinfecting without damage to the surface.

DISIFIN is non-corrosive, making it universally ideal for use on all types of hard surfaces. It has been found to be effective disinfecting without corrosion or damage on surfaces of wood, plastic, metal, tile floors, walls, counter tops, vinyl and on other non porous upholstery materials. DISIFIN is also cold and heat resistant. It is effective at temperatures between 4C (40F) and 70C (158F). Unlike other Disinfectants, it can work effectively at temperatures all the way down to 40F. Its use helps to remove unpleasant odors and DISIFIN has only a slight, if any odor of its own.

DISIFIN is only slightly toxic. It has a low acute toxicity: LD50=1000 mg/kg for rats and mice. The 90 day dosage which is free of side effects for rats is 15mg/kg/day. It is not carcinogenic and it is not cell-damaging. It has a relatively low tendency to chlorinate. Consequently only trace quantities of (AOX compounds) organic halogens that can be absorbed by the body are produced.

DISIFIN Hard Surface Disinfecting products, brand names listed, are approved for sale and use in Europe in the following industries:

DISIFIN MED         Hospital Operating Rooms, Hospital Patient Care Areas,
                    Laboratories, Rehabilitation Areas, Dental Offices,
                    Dental Laboratories, Extended Care Clinics, Senior
                    Homes, Home Care Centers

DISIFIN FOOD        Food Processing Plants, Breweries and Beverage
                    Production, Hotel Kitchens, Butchering and Meat
                    Processing Operations

DISIFIN ANIMAL      Veterinary Clinics, Dog Kennels, Dairy Farms, Pig
                    Farms, Horse Farms, Zoo Management

DISIFIN TECH        Health Clubs, Swimming Pools, Spas, Sun Tanning
                    Salons, Hotels, Automotive Air Conditioning Units

DISIFIN PET Wound Healing on Pets (to prevent infections that develop on external cuts) Germany and Austria only.

MARKETING

Acting on the advice of United States and Canadian based consultants, the goal of ThermoElastic over the next 12 months is to guide RMP chemisch Technische Spezialprodukte GmbH & Co. KG. to complete the tests necessary to pass FDA and EPA requirements for sale of DISIFIN Hard Surface Disinfecting Products in the United States as well as HPB requirements for sale of DISIFIN Hard Surface Disinfecting Products in Canada. These completed tests prepared following the United States and Canadian standards will be used to apply for FDA, EPA, and HPB approvals to sell DISIFIN Hard Surface Disinfecting Products in North America. ThermoElastic will market the DISIFIN Hard Surface Disinfecting Products in the United States and Canada to Specific Industries following the European model through exclusive distribution or licensing agreements where possible and through non exclusive distribution agreements where necessary.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock has been traded on the OTC Electronic Bulletin Board since October, 2000 under the symbol "TMRO". The following table reflects the high and low quarterly bid prices since the end of the fiscal year of September, 2000. This information was obtained from the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
Period                     High Bid                   Low Bid
--------------------------------------------------------------------------------
10/01/00 - 12/31/00        1.75                       0.187
--------------------------------------------------------------------------------
01/01/01 - 03/31/01        0.50                       0.20
--------------------------------------------------------------------------------
04/01/01 - 06/30/01        0.25                       0.05
--------------------------------------------------------------------------------
07/01/01 - 09/30/01        0.20                       0.05
--------------------------------------------------------------------------------

As of September 30, 2001, the Company had 22,201,164 shares of its common stock issued and outstanding, of which 13,095,276 were held by non-affiliates. The Company has authorized a total of 100,000,000 shares of common stock, par value $.0001. The Company has authorized a total of 20,000,000 shares of preferred stock, par value $.0001 and presently has no shares of preferred stock issued and outstanding. As of September 30, 2001, the Company estimates there are 200 "holders of record" of its common stock and estimates that there are approximately 250 beneficial shareholders of its common stock.

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

The Company anticipates extending the Series A and B Warrants for at least one additional year.

The Company has 125,000 options issued and outstanding at September 30, 2001. 100,000 are exerciseable at $.0001 per share and 25,000 are exerciseable at 50% of the current market price.

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

As shown in the accompanying financial statements, the Company has incurred net losses of ($2,053,385) since inception. The Company is experiencing liquidity problems. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company intends to generate cash flows from operations and from proceeds on the exercise of warrants, if any. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements.

Trends and Uncertainties. Demand for the Company's services will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Company's activities are sales and marketing of dental application products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

RESULTS OF OPERATIONS

During the period from January 30, 1995 (inception) through September 30, 2001, the Company engaged in limited operations and commenced its efforts to manufacture and market its products. The Company's revenue during this period were as approximately $27,000 received from the sale of its products. For the year ended September 30, 2001, the Company had gross revenues of $20,522, with costs of sales totaling $16,252 or 79%, resulting in a gross profit of $4,270. For the year ended September 30, 2000, the Company had revenues of $3,840 with costs of sales totaling $1,782 or 46%, resulting in a gross profit of $2,058.

For the year ended September 30, 2001, the Company had a net loss of ($836,472) with research and development costs of approximately $603,000 and general and administrative expenses of approximately $237,000. For the year ended September 30, 2000, the Company had a net loss of ($708,990) with research and development costs of approximately $359,000 and general and administrative expenses of approximately $352,000. The net loss for the years ended September 30, 2001 and 2001 was ($.04) and ($.04), respectively.

At September 30, 2001, shareholders' equity was a deficit of $(61,175) compared to shareholders' deficit of ($612,993) at September 30, 2000. This decrease in shareholders' deficit is due primarily to the Company increase in revenues over the last year as well as capital raised from the sale of its securities.

The Company anticipates that it will continue to operate at a loss until such time as its products are more widely accepted and marketed on a worldwide basis. The Company cannot predict when, if ever, that will occur.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended September 30, 2001 and September 30, 2000 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated as L.P.R. Cybertek, Inc. in January, 1995. On July 15, 1999, the Company entered into a merger agreement with ThermoElastic Technologies, Inc., a Delaware corporation, pursuant to which the Company acquired all the issued and outstanding shares in ThermoElastic which was merged into the Company. As part of this merger, the Company changed its name to ThermoElastic Technologies, Inc. The Company is a Colorado corporation. The Company is presently developing two operations: BITEM and DISIFIN. Bitem is a new generation acrylic known as Biocompatible Intraoral Thermo Elastic Material. Disifin is a solid cleaning product used as disinfectant in the medical, dental and food processing industries.

The Company has one wholly owned subsidiary, ThermoElastic Technologies (Canada), Inc., which is inactive.

NEED FOR ADDITIONAL FINANCING

The Company is seeking to fund its operations through sales of its products, sales of its securities and debt financing. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Liquidity and Capital Resources

At September 30, 2001, the Company had negative working capital of approximately ($388,000) which consisted of approximately $269,000 in current assets and current liabilities of approximately ($657,000). At September 30, 2000, the Company had current assets of approximately $32,000 and current liabilities of approximately $897,000, resulting in negative working capital of approximately ($865,000). The increase in working capital over the last fiscal year is due to the Company's revenues having increased, sales of its securities and incurring debt to finance its operations. The current liabilities of the Company at September 30, 2001 are composed primarily of trade accounts payable of approximately $183,000, accounts payable to related entities of approximately

$173,000, loans payable of approximately $117,000 and products rights payable of $125,000. The Company's assets at September 30, 2001 consist of prepaid expenses of approximately $248,000, its product rights of $325,000 and accounts receivable of approximately $13,500. The Company received $117,075 of unsecured loans during the fiscal year ended September 30, 2001. The loans accrue interest at six percent (6%) per annum and are repayable in cash or shares, at the lender's option. In addition, various shareholders compensated service providers of the Company with the shareholders' own stock, which the Company has agreed to replace with restricted stock.

Capital and Source of Liquidity. The Company currently has no material commitments for capital expenditures.

For the period from inception (January 30, 1995) to September 30, 2001, net cash used by the Company's operating activities totaled ($636,382). For the years ended September 30, 2001 and 2000, net cash used by the Company's operating activities was ($237,429) and ($26,759), respectively.

For the period from inception to September 30, 2001, net cash used by investing activities was ($183,679) and for the years ended September 30, 2001 and 2000, net cash used by investing activities was ($25,000) and $0, respectively.

For the period from inception (January 30, 1995) to September 30, 2001, cash flows provided by financing activities was $830,495. For the years ended September 30, 2001 and 2000, net cash provided by financing activities was $267,575 and $0, respectively.

The Company expects that the cash flow from future operations, if any, will be sufficient to allow the Company to meet the expected growth in demand for its products and services. Additionally, the Company expects to use any proceeds from the exercise of the Series A and B Warrants to expand operations. However, there can be no assurance that the warrants will be exercised or that our sales will meet our growth expectations. Should either of these fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. The Company's planned growth and profitability could be delayed or diminished if the two options listed above are not implemented.

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

The Company shall seek to maintain low operating costs while commencing operations and increasing operating revenues. The Company has maintained a low cost administrative approach but anticipates that increased marketing expenses will occur in the future as the Company attempts to further increase its mrketing and sales efforts.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Age         Positions Held and Tenure
--------------------------------------------------------------------------------

Dennis Epstein          66          Chairman of the Board, since 7/30/99
Kenneth B. Liebscher    58          President, Director, since 7/30/99
Bernard Teitelbaum      51          Vice President of Sales and Marketing,
                                    Secretary, since 7/30/99
William Nicholls        54          CFO since 7/01
Dr. Lorne Berman        39          Director, since 7/30/99
Dr. Stephen Rivers      52          Director, since 7/30/99
Dr. Ila Berman          40          Director, since 7/30/99
Dr. Izchak Barzilay     41          Director, since 7/30/99
Bonnie D. Walton        47          Director, since 7/30/99
George Osterbauer       56          CEO, since 10/16/00

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Remuneration: To date, only the Company's CEO is paid a salary. No other officers have received any compensation.

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

Dr. Lorne Berman and Dr. Ila Berman are brother and sister. Other than that relationship, there are no other family relationships between or among any Officer and Director.

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

A. William Nicholls, CFO. Mr. Nicholls is a financial professional with 25 years of senior financial and operational management experience in manufacturing, retail, franchise, real estate and technology industries. Prior to joining the Company in 2001, Mr. Nicholls had served as an independent consultant providing senior financial management services to technology companies, including reorganizing corporations and helping start up companies. In 1999, Mr. Nicholls joined Aztech New Media Corp., a company publicly traded on the Canadian Venture Exchange, and was subsequently named president. Mr. Nicholls is also a trainer with the American Management Association, delivering business seminars throughout the United States and Canada.

Mr. Nicholls is a business graduate of Ryerson Polytechnic University and has been a Chartered Accountant since 1973. Mr. Nicholls is currently a member of the Ontario Institute of Chartered Accountants.

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

Bernard Teitelbaum, Vice President Sales and Marketing. From 1990 until 1994, Mr. Teitelbaum was with DENTSPLY CANADA LTD. as Director of Sales and Marketing. He was fully responsible for sales and marketing for both business units, i.e., the dental laboratory and dental equipment divisions. He launched the Trublend SLM, the largest single tooth company, launched in the corporation's history with 100% dealer network penetration. From 1986 until 1992, Mr. Teitelbaum continued with Dentsply as Sales Manager of the Laboratory Products Business Unit. He successfully launched, in the European market, a tooth line called Biodent into a 50% dealer distribution network and also captured 33% of the market share in Europe with pre-mixed opaquing porcelain called Biopaque. From 1981 until 1986, he was treasurer and controller of DENTSPLY CANADA LTD. and was an officer and director of DENTSPLY CANADA LTD. Operating Divisions. He was directly responsible for the full financial reporting, planning, data processing and asset management for all Canadian businesses of DENTSPLY INTERNATIONAL INC. From 1977 until 1981, Mr. Teitelbaum was with DENCO, A DIVISION OF MCGAW SUPPLY LTD. as Assistant Controller. Mr. Teitelbaum graduated from University of Toronto in 1971 with a Bachelor of Commerce degree. He took additional courses at Osgoode Hall Law school in the L.L.B. program, Sir Wilfred Laurier University in export management, University of Toronto in strategic planning, intermediate accounting & auditing. He also took courses at Xerox in York, Pennsylvania in professional selling skills and has attended many one and two day special interest courses in sales and marketing management.

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

Item 10. Executive Compensation.

During fiscal 2001, and as of the date of the filing of this report, the Company's CEO, George Osterbauer, was paid a salary of $100,020. In addition, Mr. Osterbauer has been issued the following shares of stock as compensation due under his employment contract with the Company: 62,500 shares on April 11, 2001, July 11, 2001 and October 11, 2001. In addition, the Company is obligated to issue Mr. Osterbauer additional shares of the Company's common stock as follows:
62,500 on January 11, 2002, 62,500 on April 11, 2002 and 62,500 on July 11,
2002. None of the other officers of the Company received compensation for their services.

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

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended September 30, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                  Position                            Filed Reports
----                  --------                            -------------

Dennis Epstein        Chairman of the Board               No
Kenneth B. Liebscher  President, Director                 No
Bernard Teitelbaum    Vice President of Sales
                      and Marketing, Secretary            No
A. William Nicholl    CFO                                 No
Dr. Lorne Berman      Director                            No
Dr. Stephen Rivers    Director                            No
Dr. Ila Berman        Director                            No
Dr. Izchak Barzilay   Director                            No
Bonnie D. Walton      Director                            No
George Osterbauer     CEO                                No
Grace Maitland Carter Shareholder                         No
Howard Kerbel         Shareholder                         No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 22,201,164 shares of the Company's common stock issued and outstanding on September 30, 2001. No preferred shares were issued and outstanding at September 30, 2001. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

=========================================================
Name and Address           Number of        Percentage of
                           Shares Owned     Shares
                           Beneficially     Owned
                                            Beneficially
=========================================================
Cede and Company           12,586,976       56.70%
PO Box 222
New York NY 10274
---------------------------------------------------------
Dennis Epstein(1)          29,000            .13%
14 Chicora Avenue
Toronto Ontario M5R 1T6
---------------------------------------------------------
Kenneth Liebscher (1)      50,000            .23%
1180 - 666 Burrard
Street
Vancouver BC V6C 2X8
---------------------------------------------------------

---------------------------------------------------------
Bernard Teitelbaum (1)     0                0.00%
390 Edgeley Blvd. #19
Concord Ontario L4X 3Z_
---------------------------------------------------------
A. Wm. Nicholls (1)        0                0.00%
5466 Canvasback Rd
Blaine WA 98230
---------------------------------------------------------
Dr. Steven Rivers (1)      50,500            .23%
1 Corwin Crescent
Toronto Ontario M3H 1Z9
---------------------------------------------------------
Dr. Ila Berman (1)         130,000           .59%
1106 Felicity Street
New Orleans LA 70130
---------------------------------------------------------
Dr. Izchak Barzilay (1)     50,000           .23%
18 Green Acres Road
Thornhill Ontario M5R
1A3
---------------------------------------------------------
Bonnie D. Walton (1)        50,300           .23%
94 Cumberland St #906
Toronto Ontario M5R 1A3
---------------------------------------------------------
George Osterbauer (1)      187,500           .84%
5466 Canvasback Rd
Blaine WA 98230
---------------------------------------------------------
Sondra Black               2,901,450        13.07%
21 Roxborough Lane
Thornhill Ontario L4J
aT1
---------------------------------------------------------
Grace Maitland Carter      2,828,569        12.74%
14 Chicora Avenue
Toronto Ontario
---------------------------------------------------------
Howard Kerbel              2,828,569        12.74%
120 Wembley Road
Toronto Ontario M6C 2G6
---------------------------------------------------------
Dr. Lone Berman (1)        0                 0.00%
5466 Canvasback Rd
Blaine WA 98230
---------------------------------------------------------
Officers and Directors     547,300           2.48%
As A
Group (10 persons)
---------------------------------------------------------
(1) Denotes officer and/or director

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

Due to related parties consisted of the following at September 30, 2001:

Gritell International                   $140,687
Harvard Investment Group, Ltd.            22,033

Other                                     10,061

Total                                   $172,781
                                        ========

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated December 26, 2001

Consolidated Balance Sheet for the Year Ended September 30, 2001

Consolidated Statements of Comprehensive (Loss) for the Year Ended September 30, 2001 and For the Period From January 30, 1995 (Date of Inception) to September 30, 2001

Consolidated Statements of Operations for the Year Ended September 30, 2001 and for the Period from January 30, 1995 (date of Inception) to September 30, 2001 Consolidated Statement of Stockholders' (Deficit) the Period from January 30, 1995 (date of Inception) to September 30, 2001

Statements of Cash Flows

Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2002                  THERMOELASTIC TECHNOLOGIES, INC.

                                  /s/ Kenneth B. Liebscher
                                  ------------------------
                                  Kenneth B. Liebscher, President, Director

                                  /s/ A. William Nicholls
                                  ------------------------
                                  A. William Nicholls, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 14, 2002                  /s/ Dennis Epstein
                                  ------------------------------------------
                                  Dennis Epstein, Chairman of the Board

January 14, 2002                  /s/ Kenneth B. Liebscher
                                  ------------------------------------------
                                  Kenneth B. Liebscher, Director

January 14, 2002                  /s/ Steven Rivers
                                  ------------------------------------------
                                  Dr. Steven Rivers, Director

January 14, 2002                  /s/ Ila Berman
                                  ------------------------------------------

                                  Dr. Ila Berman, Director

January 14, 2002                  /s/ Izchak Barzilay
                                  ------------------------------------------
                                  Dr. Izchak Barzilay, Director

January 14, 2002                  /s/ Bonnie D. Walton
                                  ------------------------------------------
                                  Bonnie D. Walton, Director

January 14, 2002                  /s/ Fred Heaps
                                  ------------------------------------------
                                  Fred Heaps, Director

                        THERMOELASTIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

                                    TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------

INDEPENDENT AUDITORS' REPORT .....................................       1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet.................................       2

       Consolidated Statements of Comprehensive (Loss)............       3

       Consolidated Statements of Operations......................       4

       Consolidated Statement of Stockholders' (Deficit)..........     5 - 7

       Consolidated Statements of Cash Flows......................     8 - 9

       Notes to Financial Statements..............................    10 - 20

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc. and Subsidiary
(Development Stage Companies)

We have audited the accompanying consolidated balance sheet of ThermoElastic Technologies, Inc. and Subsidiary as of September 30, 2001, and the related consolidated statements of comprehensive (loss), operations, stockholders' (deficit) and cash flows for the years ended September 30, 2001 and 2000, and for the period from January 30, 1995 (date of inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ThermoElastic Technologies, Inc. and Subsidiary as of September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 and for the period from January 30, 1995 (date of inception) to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company is awaiting government approval of its products, has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Moffitt & Company, P.C.
Scottsdale, Arizona

December 26, 2001

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS

CURRENT ASSETS
       Cash                                     $        974
       Accounts receivable                            13,502
       Inventory                                       6,409
       Prepaid expenses                              247,647
                                                ------------

          TOTAL CURRENT ASSETS                                 $     268,532

OFFICE FURNITURE AND COMPUTERS
       Cost                                            3,679
          Less accumulated depreciation                1,887
                                                ------------

          NET PROPERTY AND EQUIPMENT                                   1,792

OTHER ASSETS
       Product rights
           Bitem                                     250,000
           Disifin                                    75,000
                                                ------------

          TOTAL OTHER ASSETS                                         325,000
                                                               -------------

          TOTAL ASSETS                                         $     595,324
                                                               =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                        $    183,203
          Related entities                                  172,781
          Common stock reimbursements                        37,270
       Accrued liabilities                                   21,170
       Loans payable                                        117,075
       Product rights payable                               125,000
                                                       ------------

           TOTAL CURRENT LIABILITIES                                         $     656,499

CONTINGENCIES                                                                           --

STOCKHOLDERS' (DEFICIT)
   Preferred stock, par value $.0001 per share
     Authorized 20,000,000 shares
     0 shares issued and outstanding                              0
   Common stock, par value $.0001 per share
     Authorized 100,000,000 shares
     Issued and outstanding - 22,201,164 shares               2,220
   Paid in capital in excess of par value of stock        2,154,990
   Deficit accumulated during development stage          (2,208,925)
   Accumulated other comprehensive loss
    (primarily cumulative translation adjustment)            (9,460)
                                                       ------------

        TOTAL STOCKHOLDERS' (DEFICIT)                                              (61,175)
                                                                             -------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIT)                                            $     595,324
                                                                             =============

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001


                                                                  January 30,
                                                                 1995 (Date of
                                   Year Ended September 30,      Inception) to
                                  -------------------------      September 30,
                                     2001            2000             2001
                                  ---------       ---------      -------------

NET (LOSS)                        $(836,472)      $(708,990)      $(2,043,925)

OTHER COMPREHENSIVE (LOSS)
  Foreign currency translation
    adjustments                      (4,977)            638            (9,460)
                                  ---------       ---------       -----------

NET COMPREHENSIVE (LOSS)          $(841,449)      $(708,352)      $(2,053,385)
                                  =========       =========       ===========

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001


                                                                            January 30,
                                                                           1995 (Date of
                                         Year Ended September 30,          Inception) to
                                      -------------------------------      September 30,
                                          2001               2000              2001
                                      ------------       ------------       -----------
REVENUE                               $     20,522       $      3,840       $    26,902

COST OF SALES                               16,252              1,782            19,851
                                      ------------       ------------       -----------

  GROSS PROFIT                               4,270              2,058             7,051
                                      ------------       ------------       -----------

EXPENSES
  Research and development costs           603,436            359,000         1,194,847
  General and administrative               237,306            352,048           856,129
                                      ------------       ------------       -----------

      TOTAL EXPENSES                       840,742            711,048         2,050,976
                                      ------------       ------------       -----------

NET (LOSS)                            $   (836,472)      $   (708,990)      $(2,043,925)
                                      ============       ============       ===========

NET (LOSS) PER COMMON SHARE

       Basic and diluted                                 $       (.04)      $      (.04)
                                      ============       ============       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

       Basic and diluted                19,059,830         17,338,164
                                      ============       ============

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001


                                                                                                         Deficit
                                                                                          Paid in       Accumulated   Accumulated
                                        Preferred Stock             Common Stock         Capital in     During the       Other
                                       ------------------      ----------------------   Excess of Par   Development   Comprehensive
                                       Shares      Amount        Shares        Amount   Value of Stock     Stage          Loss
                                       ------      ------      ----------      ------   --------------  -----------   -------------
AT DATE OF INCEPTION                        0      $    0               0      $    0      $      0       $      0       $    0

JANUARY 30, 1995 - COMMON STOCK
    ISSUED TO FOUNDERS FOR
    SERVICES                                0           0      13,760,000       1,376        (1,176)             0            0

AUGUST 1, 1995 - COMMON STOCK
   ISSUED FOR CASH                          0           0       1,720,000         172         9,828              0            0

DECEMBER 15, 1995 - COMMON STOCK
   ISSUED FOR CASH                          0           0         860,000          86         4,914              0            0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1995                        0           0               0           0             0         (8,606)           0
                                       ------      ------      ----------      ------      --------       --------       ------

      BALANCE, DECEMBER 31, 1995            0           0      16,340,000       1,634        13,566         (8,606)           0

FEBRUARY 10, 1996 - COMMON STOCK
   ISSUED FOR SERVICES                      0           0         860,000          86         4,914              0            0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1996                        0           0               0           0             0        (10,202)           0
                                       ------      ------      ----------      ------      --------       --------       ------

      BALANCE, DECEMBER 31, 1996            0           0      17,200,000       1,720        18,480        (18,808)           0

NET (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1997                        0           0               0           0             0           (824)           0
                                       ------      ------      ----------      ------      --------       --------       ------

      BALANCE, DECEMBER 31, 1997            0           0      17,200,000       1,720        18,480        (19,632)           0

CAPITAL CONTRIBUTED TO THE
   CORPORATION                              0           0               0           0        10,000              0            0

NET (LOSS) FOR THE SHORT-YEAR
    ENDED SEPTEMBER 30, 1998                0           0               0           0             0         (6,760)           0
                                       ------      ------      ----------      ------      --------       --------       ------

      BALANCE, SEPTEMBER 30, 1998           0      $    0      17,200,000      $1,720      $ 28,480       $(26,392)      $    0

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001

                                                                                                        Deficit
                                                                                        Paid in       Accumulated   Accumulated
                                       Preferred Stock            Common Stock         Capital in     During the       Other
                                     --------------------     --------------------    Excess of Par   Development  Comprehensive
                                       Shares      Amount      Shares      Amount    Value of Stock      Stage         Loss
                                     ----------    ------     ----------   -------   --------------   -----------  -------------
JULY 15, 1999, COMMON STOCK
   DIVIDEND PAYABLE IN PREFERRED
   STOCK                              1,650,000     $ 165              0    $    0      $ 164,835     $  (165,000)    $     0

JULY 15, 1999 REDEMPTION OF
   PREFERRED STOCK FOR CASH          (1,650,000)     (165)             0         0       (164,835)              0           0

JULY 15, 1999, MERGER WITH
   THERMOELASTIC TECHNOLOGIES,
   INC                                        0         0              0         0        732,385               0           0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                 0         0              0         0              0               0      (5,121)

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 1999                         0         0              0         0              0        (472,071)          0
                                     ----------     -----     ----------    ------      ---------     -----------     -------

      BALANCE, SEPTEMBER 30, 1999             0         0     17,200,000     1,720        760,865        (663,463)     (5,121)

FAIR VALUE OF OFFICE RENT
   DONATED BY STOCKHOLDER                     0         0              0         0          1,358               0           0

FRACTIONAL SHARES OF STOCK                    0         0        138,164        14            (14)              0           0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                 0         0              0         0              0               0         638

NET (LOSS) FOR THE YEAR ENDED
   SEPTEMBER 30, 2000                         0         0              0         0              0        (708,990)          0
                                     ----------     -----     ----------    ------      ---------     -----------     -------

      BALANCE, SEPTEMBER 30, 2000             0     $   0     17,338,164    $1,734      $ 762,209     $(1,372,453)    $(4,483)

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001

                                                                                                    Deficit
                                                                                   Paid in         Accumulated    Accumulated
                                     Preferred Stock         Common Stock         Capital in       During the         Other
                                     ----------------    --------------------    Excess of Par     Development   Comprehensive
                                     Shares    Amount      Shares      Amount    Value of Stock       Stage           Loss
                                     ------    ------    ----------    ------    --------------    -----------   -------------
JANUARY, 2001 - COMMON STOCK
   ISSUED FOR
       CASH                               0    $    0     1,000,000       100      $  150,400      $         0       $     0
       SERVICES                           0         0     1,988,000       198         758,569                0             0

MAY, 2001 - COMMON STOCK
   ISSUED FOR
       SERVICES                           0         0       400,000        40          83,960                0             0
       ACCOUNTS PAYABLE                   0         0       400,000        40          59,960                0             0

JULY, 2001 - COMMON STOCK
   ISSUED FOR SERVICES                    0         0       125,000        13          39,987                0             0

SEPTEMBER 30, 2001 - COMMON STOCK
   ISSUED FOR ACCOUNTS PAYABLE            0         0       950,000        95         299,905                0             0

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                             0         0             0         0               0                0        (4,977)

NET (LOSS) FOR THE YEAR
   ENDED SEPTEMBER 30, 2001               0         0             0         0               0         (836,472)            0
                                     ------    ------    ----------    ------      ----------      -----------       -------

      BALANCE, SEPTEMBER 30, 2001         0    $    0    22,201,164    $2,220      $2,154,990      $(2,208,925)      $(9,460)
                                     ======    ======    ==========    ======      ==========      ===========       =======

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001

                                                                                         January 30,
                                                                                        1995 (Date of
                                                         Year Ended September 30,       Inception) to
                                                         ------------------------       September 30,
                                                           2001            2000             2001
                                                         ---------       ---------       -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                        $(836,472)      $(708,990)      $(2,043,925)
       Adjustments to reconcile net (loss)
       to net cash (used) by operating activities:
          Depreciation                                         689           1,199             1,887
          Fair value of rent                                     0           1,358             1,358
          Common stock issued for services                 882,767               0           887,967
       Changes in operating assets and liabilities:
          Accounts receivable                              (12,995)          2,156           (14,502)
          Travel advances                                    1,000               0             1,000
          Inventory                                         (6,409)         11,000            (6,409)
          Prepaid expenses                                (218,142)        (24,888)         (247,647)
          Accounts payable                                 (56,723)        679,092           762,719
          Accrued liabilities                                8,856          12,314            21,170
                                                         ---------       ---------       -----------

          NET CASH (USED) BY OPERATING
            ACTIVITIES                                    (237,429)        (26,759)         (636,382)
                                                         ---------       ---------       -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase of product rights                          (25,000)              0          (180,000)
       Purchase of property and equipment                        0               0            (3,679)
                                                         ---------       ---------       -----------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                    (25,000)              0          (183,679)
                                                         ---------       ---------       -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
       Issuance of common stock                            150,500               0           878,420
       Redemption of preferred stock                             0        (165,000)
       Proceeds from loans payable                         117,075               0           117,075
                                                         ---------       ---------       -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                    267,575               0           830,495
                                                         ---------       ---------       -----------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                  (4,977)            638            (9,460)
                                                         ---------       ---------       -----------

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001

                                                                                    January 30,
                                                                                   1995 (Date of
                                                        Year Ended September 30,   Inception) to
                                                        ------------------------   September 30,
                                                          2001          2000           2001
                                                        --------      --------       --------
NET INCREASE (DECREASE) IN CASH                         $    169      $(26,121)      $    974

CASH AT BEGINNING OF PERIOD                                  805        26,926              0
                                                        --------      --------       --------

CASH AT END OF PERIOD                                   $    974      $    805       $    974
                                                        ========      ========       ========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Cash paid for interest                           $      0      $      0       $      0
                                                        ========      ========       ========

       Cash paid for interest                           $      0      $      0       $      0
                                                        ========      ========       ========
SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Common stock issued for services                 $882,767      $      0       $887,967
                                                        ========      ========       ========

       Common stock issued for accounts
          payable                                       $360,000      $      0       $360,000
                                                        ========      ========       ========

       Purchase of product rights through issuance
          of common stock                               $ 50,000      $      0       $ 70,000
                                                        ========      ========       ========

       Fair value of office rent donated by
          stockholders                                  $      0      $  1,358       $  1,358
                                                        ========      ========       ========

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

            On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of September 30, 2001, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

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

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

                See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments at September 30, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

      Foreign Currency Translation

      The financial statements of the Company are measured using the local currency as the functional currency. Assets and liabilities of these companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income. The financial statements are presented in United States of America dollars.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of September 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

      Development costs for the years ended September 30, 2001 and 2000 were $580,654 and $359,000, respectively and $1,172,065 for the period from January 30, 1995 (date of inception) to September 30, 2001.

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 3 PREPAID EXPENSES

      A summary of the prepaid expenses is as follows:

            Consulting fees                          $212,490
            Insurance                                  35,157
                                                     --------
                                                     $247,647
                                                     ========

      All of the prepaid expenses will expire in the year ended September 30, 2002.

NOTE 4 PROPERTY RIGHTS

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

      The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At September 30, 2001, $75,000 remained in product rights payable.

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

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 5 ACCOUNTS PAYABLE, RELATED ENTITIES

      The Company is related to the following entities through common officer positions and stock ownership:

            Gritell International Limited             $140,687
            Harvard Investment Group Ltd.               22,033
            Other                                       10,061
                                                      --------

                                                      $172,781
                                                      ========

NOTE 6 COMMON STOCK REIMBURSEMENTS

      Various stockholders have given their free-trading stock to consultants for the Company. The Company has agreed to replace the shares given by the stockholders with restricted shares.

NOTE 7 LOANS PAYABLE

      The Company received $117,075 of unsecured loans that are payable on demand and bears interest at 6%. The loans are repayable in cash or free-trading stock, at the lender's option.

NOTE 8 COMMITMENTS

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

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 8 COMMITMENTS (CONTINUED)

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

            2. A consulting agreement for a 3-year term commencing December 28, 1998, and payable at a maximum of Canadian $60,000 (US $39,200 as of September 30, 2001) per year for further research and development of new products, marketing and training. This agreement shall be renewable on mutual consent for two successive periods of two years.

            3. The right to purchase 100,000 common shares, par value of $.0001 per share, at $.20 per share, or $20,000. This right has been exercised as of the date of these financial statements.

            4. A two-year option to purchase 100,000 common shares at $.0001 per share.

                See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 8 COMMITMENTS (CONTINUED)

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

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 8 COMMITMENTS (CONTINUED)

      Joshua Kerbel (a related entity)

            1.    Date - May 1, 2001.
            2.    Term - One year.
            3. Compensation - 400,000 shares of unrestricted shares of the Company's common stock.
            4.    Services to provide - General corporation consulting.

      Joyce Burton (a related entity)

            1.    Date - April 30, 2001
            2.    Term - Three years from July 15, 1999.
            3. Compensation - 10,000 shares of unrestricted shares of the Company's common stock.
            4.    Services to provide - general corporation consulting.

      Sixwise Properties Ltd.

            1.    Date - January 1, 2001.
            2.    Term - Six months from May 1, 2001.
            3. Compensation - 50,000 shares of unrestricted shares of the Company's common stock.
            4.    Services to provide - General corporation consulting.
            5.    Options to acquire stock.

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

NOTE 9 INTEREST

      Interest expense for the years ended September 30, 2001 and 2000 was $1,891 and $197, respectively.

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 10 RESEARCH AND DEVELOPMENT

      The Company incurred research and development costs for the years ended September 30, 2001 and 2000 as follows:

                                 September 30,   September 30,
                                     2001            2000
                                 -------------   -------------

            Development costs      $580,654        $359,000
            Research Costs           22,782               0
                                   --------        --------

                                   $603,436        $359,000
                                   ========        ========

NOTE 11 INCOME TAXES

      Significant components of the Company's deferred tax assets are as follows at September 30, 2001:

            Deferred tax assets:

              Net operating loss carryforward                    $408,000

              Less valuation allowance                            408,000
                                                                 --------

              Net deferred tax assets                            $      0
                                                                 ========

            A reconciliation of the valuation allowance is as follows:

              Balance, October 1, 2000                           $240,700

              Addition to allowance for the year ended
                 September 30, 2001                               167,300
                                                                 --------

              Balance, September 30, 2001                        $408,000
                                                                 ========

NOTE 12 PREFERRED STOCK

      The preferred stock is non-voting and non-participating.

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 13 STOCK OPTIONS

      The Company has the following stock options outstanding as of September 30, 2001:

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
                                                    -------

                                                    125,000
                                                    =======

NOTE 14 STOCK WARRANTS

      The Company has the following warrants outstanding as of September 30, 2001:

                                        Number           Expiration
            Series         Price      of Shares             Date
            ------        -------     ----------      ------------------

              A           $  2.00      666,400         December 31, 2001

              B           $  3.00      666,400         December 31, 2001

      The Company may redeem the warrants at $.01 per warrant.

NOTE 15 NET OPERATING LOSS CARRYFORWARDS

      The Company has the following net operating loss carryforwards:

                Tax Year               Amount      Expiration Date
            ------------------      ----------     ---------------

            December 31, 1995       $    8,396          2010
            December 31, 1996            6,821          2011
            December 31, 1997              381          2012
            September 30, 1998           6,439          2018
            September 30, 1999         472,284          2019
            September 30, 2000         708,337          2020
            September 30, 2001         835,700          2021
                                    ----------

                                    $2,038,358
                                    ==========

            See Accompanying Notes and Independent Auditors' Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

NOTE 17 GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is awaiting government approval of its products, has incurred significant losses, has negative working capital and needs additional capital to finance its operations.

      Managements' plans regarding the going concern situation include, but are not limited to, continuing the procedures necessary to obtain government approval of its products and to seek additional capital from private or public sources.

NOTE 18 SUBSEQUENT EVENTS

      Subsequent to September 30, 2001, the Company entered into a number of agreements with a contemplated SB2 registration for the following stock issuances:

                                                                  Number of
                                                                    Shares
                                                                  ----------

            Payments for accounts payable                            400,000
            Consulting agreements                                  1,800,000
            Salaries                                               1,500,000
            Line of credit                                         3,380,000
            Common stock reimbursements                            2,849,278
            Repayment of loans                                     4,429,222
                                                                  ----------
                                                                  14,358,500
                                                                  ==========
            See Accompanying Notes and Independent Auditors' Report.