Form 10QSB
period 2001-12-31
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2002-02-19
CIK 1074142

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended December 31, 2001

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

                      5546 Canvasback Rd. Blaine, WA 98230
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (360) 371-5061

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |X| No |_|

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date: December 31, 2001: Common Stock - 64,347,414

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes |_| No |X|

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

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

When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

PRINCIPAL PRODUCT

ThermoElastic Technologies, Inc., a Colorado corporation and development stage entity (the "Company"), was incorporated on January 30, 1995 as "L.P.R. Cybertek". On July 15, 1999, the Company entered into a reverse acquisition agreement with ThermoElastic Technologies, Inc., a Delaware corporation. As part of that acquisition, the Company changed its name to TheroLEastic Technologies, Inc. The goal of the Company is to market products throughout specified geographical locations in the dental field. Licensing agreements have and will be entered into with qualified companies and individuals to expand use into other diverse areas and products. The Company is currently in the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. The Company has also acquired the exclusive right to distribute DISIFIN in the United States and Canada. DISIFIN is a solid cleaning product used as a disinfectant in the medical, dental and food processing industries.

The Company has a subsidiary, ThermoElastic Technologies (CANADA), Inc., which was organized in June, 1999. The subsidiary is inactive and no financial activities have occurred in the subsidiary.

The Company is in the development stage of operations. Certain shareholders of the Company have contributed free trading stock in satisfaction of certain of the Company's debts and obligations over the past few years. During the quarter ended December 31, 2001, The Company replaced these shares with 27,895,350 shares of the Company's restricted stock.

The Company received $117,075 in unsecured loans from unaffiliated parties. The loan was payable on demand with interest at 6%. The loan was repaid through the issuance of 2,784,500 of restricted shares of the Company's common stock during the period ended December 31, 2001. The proceeds of the loan were used to pay the Company's expenses. An additional 3,050,900 shares of restricted stock were issued in satisfaction of interest expenses owed by the Company to affiliated and unaffiliated entities. During the quarter ended December 31, 2001, the Company issued 8,015,500 shares of common stock for services, consisting of consulting services and 400,000 shares in satisfaction of accounts payable.

The Company, over the next twelve months, intends to market and distribute BITEM AND DISIFIN in the United States and internationally and to utilize the World Wide Web in the implementation of its planned business operations. The Company shall conduct new product research and development as funds allow. Management possesses the experience to implement its business plan. No significant equipment purchases are planned over the next twelve months.

The Company currently has 1,290,000 options outstanding at exercise prices ranging from $.001 per share to $.10 per share, with 25,000 options exerciseable at fifty percent of market price.

RESULTS OF OPERATIONS

For the three months ended December 31, 2001, the Company had revenues of $500 with a gross profit of $379. The Company's expenses during this period were $2,906,911, resulting in a net loss for the quarter of ($2,906,532). For the three months ended December 31, 200, the Company had revenues of $200 with a gross loss of ($32) and expenses of $163,536 for a net loss for the quarter of ($163,568). The net loss per share for the three month periods ended December 31, 2001 and 2000 was ($.05) and ($.01), respectively. The difference in expenses is due to the Company incurring research and development costs of approximately $2,730,000 for the three months ended December 31, 2001 compared to no research and development costs for the three months ended December 31, 2000. The Company's general and administrative expenses for the three months ended December 31, 2001 were approximately $177,000 compared to general and administrative expenses of approximately $164,000 for the three months ended December 31, 2000.

Since January 30, 1995 (inception) to December 31, 2001, the Company has had total revenues of $27,402 with gross profit of $7,430. The Company's expenses since inception have totaled $4,957,887, resulting in a net loss of ($4,950,457). During that period, the Company had research and development costs of approximately $3,925,000 and general and administrative expenses of approximately $1,033,000.

The Company's assets at December 31, 2001 were approximately $536,000 compared to assets of approximately $595,000 at September 30, 2001. The Company's current assets at December 31, 2001 were approximately $210,000 and consisted primarily of prepaid expenses of approximately $191,000 and accounts receivable of approximately $11,400. The Company's other assets at December 31, 2001 consisted primarily of its product rights to BITEM and DISIFIN totaling $325,000. The Company's current assets at September 30, 2001 were approximately $269,000 and consisted primarily of prepaid expenses totaling approximately $248,000 and accounts receivable of approximately $13,500. The Company's other assets at September 30, 2001 were its product rights in BITEM and DISIFIN totaling of $325,000.

The Company's current liabilities at December 31, 2001 were approximately $513,000 compared to current liabilities of approximately $657,000 at September 30, 2001. The current liabilities of the Company at December 31, 2001 consist of account payables to related entities of approximately $173,000, trade payables of approximately $177,000, product rights payable of $125,000, and accrued liabilities of approximately $38,000. Its current liabilities at September 30, 2001 consisted of accounts payable of approximately $173,000 to related entities, trade accounts payable of $183,000, products rights payable of $125,000, loans payable of $117,075, common stock reimbursements of approximately $37,000 and accrued liabilities of approximately $21,000.

Total shareholders' equity (deficit) decreased from a deficit of ($61,175) at September 30, 2001 to total shareholders' equity of approximately $24,000 at December 31, 2001.

LIQUIDITY

ThermoElastic currently has no material commitments for capital expenditures except for its obligations with respect to BITEM and DISIFIN. As of December 31, 2001, the Company still owes $75,000 in product rights payable with regard to BITEM.

The Company will use the proceeds from raising capital or borrowing money to pay its expenses and to further its business plan. The Company expects to use any proceeds received from the exercise of the Series A and B Warrants to expand operations. However, there can be no assurances that the warrants will be exercised or that the Company's sales will meet its growth expectations. Should either of these fail to occur, the Company may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. The Company's planned growth and profitability could be delayed or diminished if the two options listed above are not implemented. The Series A and B Warrants were due to expire on December 31, 2001 but the Company has extended the expiration date up to and including December 31, 2002. The A Warrants are exerciseable at $2.00 per share and the B Warrants are exerciseable at $3.00 per share. The total A and B Warrants currently outstanding are 666,400 and 666,400, respectively.

Over the next two years, the Company's liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. The Company believes that additional capital and debt financing in the next twelve months will allow the Company to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurances that the Company will be able to obtain additional equity or debt financing in the future, if at all.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(b) Exhibits

99 Financial Statements for the periods ended December 31, 2001 and 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 19, 2001

                                            THERMOELASTIC TECHNOLOGIES, INC


                                            By: /s/ Kenneth B. Liebscher
                                            Kenneth B. Liebscher, President


                                            By: /s/ A. William Nicholls
                                            A. William Nicholls, CFO

                        THERMOELASTIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...............................    1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets ...................................    2

       Consolidated Statements of Comprehensive (Loss) ...............    3

       Consolidated Statements of Operations .........................    4

       Consolidated Statement of Stockholders' Equity ................  5 - 7

       Consolidated Statements of Cash Flows .........................  8 - 9

       Notes to Financial Statements ................................. 10 - 17

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ThermoElastic Technologies, Inc. and Subsidiary as of December 31, 2001, and the related statements of comprehensive (loss), operations, stockholders' equity and cash flows for the three months ended December 31, 2001 and 2000, and for the period from January 30, 1995 (date of inception) to December 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ThermoElastic Technologies, Inc. and Subsidiary.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company is awaiting government approval of its product, has incurred significant losses and has negative working capital. These conditions raise uncertainty about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of ThermoElastic Technologies, Inc. and Subsidiary as of September 30, 2001, and the related statements of comprehensive (loss), operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated December 26, 2001 we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

February 1, 2002

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001

                                     ASSETS

                                                   December 31,    September 30,
                                                       2001            2001
                                                    (Unaudited)      (Audited)
                                                   -------------   -------------
CURRENT ASSETS
   Cash and cash equivalents                       $         272   $         974
   Accounts and sundry receivables                        11,418          13,502
   Inventory                                               6,409           6,409
   Prepaid expenses                                      191,491         247,647
                                                   -------------   -------------

       TOTAL CURRENT ASSETS                              209,590         268,532
                                                   -------------   -------------

OFFICE FURNITURE AND COMPUTERS
   Cost                                                    3,679           3,679
   Less accumulated depreciation                           1,977           1,887
                                                   -------------   -------------

       NET PROPERTY AND EQUIPMENT                          1,702           1,792
                                                   -------------   -------------

OTHER ASSETS
   Product rights
     Bitem                                               250,000         250,000
     Disifin                                              75,000          75,000
                                                   -------------   -------------

       TOTAL OTHER ASSETS                                325,000         325,000
                                                   -------------   -------------

       TOTAL ASSETS                                $     536,292   $     595,324
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,     September 30,
                                                                 2001             2001
                                                              (Unaudited)       (Audited)
                                                             -------------    -------------
CURRENT LIABILITIES
   Accounts payable
     Trade                                                   $     176,508    $     183,203
     Related entities                                              173,237          172,781
     Common stock reimbursements                                         0           37,270
   Accrued liabilities                                              37,840           21,170
   Loans payable                                                         0          117,075
   Product rights payable                                          125,000          125,000
                                                             -------------    -------------

       TOTAL CURRENT LIABILITIES                                   512,585          656,499
                                                             -------------    -------------

CONTINGENCIES                                                            0                0
                                                             -------------    -------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.0001 per share
     Authorized 20,000,000 shares
     0 shares issued and outstanding
   Common stock, par value $.0001 per share
     Authorized 100,000,000 shares
     Issued and outstanding
       December 31, 2001 - 64,347,414 shares                         6,435                0
       September 30, 2001 - 22,201,164 shares                            0            2,220
   Paid in capital in excess of par value of stock               5,136,949        2,154,990
   Deficit accumulated during the development stage             (5,115,457)      (2,208,925)
   Accumulated other comprehensive (loss)
      (Primarily cumulative translation adjustment)                 (4,220)          (9,460)
                                                             -------------    -------------

       TOTAL STOCKHOLDERS' EQUITY                                   23,707          (61,175)
                                                             -------------    -------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                 $     536,292    $     595,324
                                                             =============    =============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                     January 30,
                                                                                    1995, (Date of
                                                        Three Months Ended          Inception) to
                                                           December 31,              December 31,
                                                  ------------------------------    -------------
                                                       2001             2000             2001
                                                  -------------    -------------    -------------
NET (LOSS)                                        $  (2,906,532)   $    (163,568)   $  (4,950,457)

OTHER COMPREHENSIVE INCOME
 (LOSS)
   Foreign currency translation adjustments               5,240            4,364           (4,220)
                                                  -------------    -------------    -------------

NET COMPREHENSIVE (LOSS)                          $  (2,901,292)   $    (159,204)   $  (4,954,677)
                                                  =============    =============    =============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                       January 30,
                                         Three Months Ended          1995, (Date of
                                            December 31,              Inception) to
                                   ------------------------------      December 31,
                                        2001             2000             2001
                                   -------------    -------------    -------------
REVENUE                            $         500    $         200    $      27,402

COST OF SALES                                121              232           19,972
                                   -------------    -------------    -------------

    GROSS PROFIT (LOSS)                      379              (32)           7,430
                                   -------------    -------------    -------------

EXPENSES

  Research and development costs       2,729,728                0        3,924,575
  General and administrative             177,183          163,536        1,033,312
                                   -------------    -------------    -------------

          TOTAL EXPENSES               2,906,911          163,536        4,957,887
                                   -------------    -------------    -------------

NET (LOSS)                         $  (2,906,532)   $    (163,568)   $  (4,950,457)
                                   =============    =============    =============

NET (LOSS) PER COMMON SHARE

  Basic and diluted                $        (.05)   $        (.01)
                                   =============    =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING

  Basic and diluted                   59,680,523       17,338,164
                                   =============    =============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                                       Deficit
                                                                                     Paid in         Accumulated      Accumulated
                                     Preferred Stock          Common Stock          Capital in        During the         Other
                                   -------------------   -----------------------  Excess of Par      Development     Comprehensive
                                    Shares     Amount      Shares       Amount    Value of Stock        Stage            (Loss)
                                   --------   --------   ----------   ----------  --------------    --------------   --------------
AT DATE OF INCEPTION                      0   $      0            0   $      0    $            0    $            0   $            0

JANUARY 30, 1995 - COMMON STOCK
  ISSUED TO FOUNDERS FOR
  SERVICES                                0          0   13,760,000      1,376            (1,176)                0                0

AUGUST 1, 1995 - COMMON STOCK
  ISSUED FOR CASH                         0          0    1,720,000        172             9,828                 0                0

DECEMBER 15, 1995 - COMMON STOCK
  ISSUED FOR CASH                         0          0      860,000         86             4,914                 0                0

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1995                       0          0            0          0                 0            (8,606)               0
                                   --------   --------   ----------   --------    --------------    --------------   --------------

    BALANCE, DECEMBER 31, 1995            0          0   16,340,000      1,634            13,566            (8,606)               0

FEBRUARY 10, 1996 - COMMON STOCK
  ISSUED FOR SERVICES                     0          0      860,000         86             4,914                 0                0

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1996                       0          0            0          0                 0           (10,202)               0
                                   --------   --------   ----------   --------    --------------    --------------   --------------

    BALANCE, DECEMBER 31, 1996            0          0   17,200,000      1,720            18,480           (18,808)               0

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1997                       0          0            0          0                 0              (824)               0
                                   --------   --------   ----------   --------    --------------    --------------   --------------

    BALANCE, DECEMBER 31, 1997            0          0   17,200,000      1,720            18,480           (19,632)               0

CAPITAL CONTRIBUTED TO THE
  CORPORATION                             0          0            0          0            10,000                 0                0

NET (LOSS) FOR THE SHORT-YEAR
  ENDED SEPTEMBER 30, 1998                0          0            0          0                 0            (6,760)               0
                                   --------   --------   ----------   --------    --------------    --------------   --------------

    BALANCE, SEPTEMBER 30, 1998           0   $      0   17,200,000   $  1,720    $       28,480    $      (26,392)  $            0

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                `         Paid in     Accumulated    Accumulated
                                       Preferred Stock               Common Stock       Capital in     During the        Other
                                   ------------------------    -----------------------  Excess of Par  Development   Comprehensive
                                     Shares        Amount        Shares       Amount   Value of Stock     Stage         (Loss)
                                   ----------    ----------    ----------   ---------- --------------  -----------   ------------
JULY 15, 1999, COMMON STOCK
  DIVIDEND PAYABLE IN PREFERRED
  STOCK                             1,650,000    $      165             0   $        0   $  164,835    $  (165,000)   $         0

JULY 15, 1999 REDEMPTION OF
  PREFERRED STOCK FOR CASH         (1,650,000)         (165)            0            0     (164,835)             0              0

JULY 15, 1999, MERGER WITH
  THERMOELASTIC TECHNOLOGIES,
  INC                                       0             0             0            0      732,385              0              0

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                0             0             0            0            0              0         (5,121)

NET (LOSS) FOR THE YEAR ENDED
  SEPTEMBER 30, 1999                        0             0             0            0            0       (472,071)             0
                                   ----------    ----------    ----------   ----------   ----------    -----------    -----------

     BALANCE, SEPTEMBER 30, 1999            0             0    17,200,000        1,720      760,865       (663,463)        (5,121)

FAIR VALUE OF OFFICE RENT
  DONATED BY STOCKHOLDER                    0             0             0            0        1,358              0              0

FRACTIONAL SHARES OF STOCK                  0             0       138,164           14          (14)             0              0

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                0             0             0            0            0              0            638

NET (LOSS) FOR THE YEAR ENDED
  SEPTEMBER 30, 2000                        0             0             0            0            0       (708,990)             0
                                   ----------    ----------    ----------   ----------   ----------    -----------    -----------

     BALANCE, SEPTEMBER 30, 2000            0    $        0    17,338,164   $    1,734   $  762,209    $(1,372,453)   $    (4,483)

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                           Paid in      Accumulated    Accumulated
                                        Preferred Stock             Common Stock         Capital in     During the       Other
                                    -----------------------   ------------------------  Excess of Par   Development   Comprehensive
                                      Shares       Amount        Shares        Amount   Value of Stock     Stage         (Loss)
                                    ---------   -----------   -----------   -----------   -----------   -----------   -------------
JANUARY, 2001 - COMMON STOCK
  ISSUED FOR
    CASH                                    0   $         0     1,000,000   $       100   $   150,400   $         0    $         0
    SERVICES                                0             0     1,988,000           198       758,569             0              0

MAY, 2001 - COMMON STOCK
  ISSUED FOR
     SERVICES                               0             0       400,000            40
     ACCOUNTS PAYABLE                       0             0       400,000            40        83,960             0              0
                                                                                               59,960             0              0
JULY, 2001 - COMMON STOCK
  ISSUED FOR SERVICES                       0             0       125,000            13        39,987             0              0

SEPTEMBER 30, 2001 - COMMON STOCK
  ISSUED FOR ACCOUNTS PAYABLE               0             0       950,000            95       299,905             0              0

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                0             0             0             0             0             0         (4,977)

NET (LOSS) FOR THE YEAR
  ENDED SEPTEMBER 30, 2001                  0             0             0             0             0      (836,472)             0
                                    ---------   -----------   -----------   -----------   -----------   -----------    -----------

     BALANCE, SEPTEMBER 30, 2001            0             0    22,201,164         2,220     2,154,990    (2,208,925)        (9,460)

OCTOBER, 2001 - COMMON STOCK
  ISSUED FOR
    SERVICES                                0             0     8,015,500           802
    INTEREST                                0             0     3,050,900           305       441,974             0              0
    ACCOUNTS PAYABLE                        0             0       400,000            40       152,240             0              0
    NOTES PAYABLE                           0             0     2,784,500           278       138,947             0              0
                                                                                               19,960             0              0
NOVEMBER, 2001 - COMMON STOCK
 ISSUED FOR SERVICES                        0             0    27,895,350         2,790     2,228,838             0              0

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                0             0             0             0             0             0          5,240

NET (LOSS) FOR THE THREE MONTHS
  ENDED DECEMBER 31, 2001                   0             0             0             0             0    (2,906,532)             0
                                    ---------   -----------   -----------   -----------   -----------   -----------    -----------

     BALANCE, DECEMBER 31, 2001             0   $         0    64,347,414   $     6,435   $ 5,136,949   $(5,115,457)   $    (4,220)
                                    =========   ===========   ===========   ===========   ===========   ===========    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                January 30,
                                                      Three Months Ended       1995 (Date of
                                                          December 31,         Inception) to
                                                  --------------------------    December 31,
                                                      2001           2000          2001
                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net (loss)                                     $(2,906,532)   $  (163,568)   $(4,950,457)
   Adjustments to reconcile net (loss)
    to net cash (used) by operating activities:
      Depreciation                                         90             38          1,977
      Fair value of rent                                    0              0          1,358
      Common stock issued for services              2,826,949              0      3,714,916
   Changes in operating assets and liabilities:
      Accounts receivable                               2,084           (493)       (12,418)
      Travel advances                                       0              0          1,000
      Inventory                                             0              0         (6,409)
      Prepaid expenses                                 38,886          9,326              0
      Accounts payable                                 (6,239)       151,422        547,719
      Accrued liabilities                              16,670         (1,904)        37,840
                                                  -----------    -----------    -----------
      NET CASH (USED) BY OPERATING
        ACTIVITIES                                    (28,092)        (5,179)      (664,474)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Purchase of product rights                               0              0       (180,000)
   Purchase of property and equipment                       0              0         (3,679)
                                                  -----------    -----------    -----------
      NET CASH (USED) BY INVESTING
         ACTIVITIES                                         0              0       (183,679)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Bank overdraft                                           0             10              0
   Issuance of common stock                                 0              0        878,420
   Redemption of preferred stock                            0              0       (165,000)
   Proceeds from loans payable                         22,150              0        139,225
                                                  -----------    -----------    -----------

      NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                    22,150             10        852,645
                                                  -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                               5,240          4,364         (4,220)
                                                  -----------    -----------    -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
           FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                  January 30,
                                                                                 1995 (Date of
                                                    Year Ended December 31,      Inception) to
                                                  ---------------------------     December 31,
                                                      2001            2000            2001
                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                   $       (702)   $       (805)   $        272

CASH AT BEGINNING OF PERIOD                                974             805               0
                                                  ------------    ------------    ------------

CASH AT END OF PERIOD                             $        272    $          0    $        272
                                                  ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

    Cash paid for interest                        $          0    $          0    $          0
                                                  ============    ============    ============

    Cash paid for taxes                           $          0    $          0    $          0
                                                  ============    ============    ============

SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

    Common stock issued for services              $  2,674,404    $          0    $  3,562,371
                                                  ============    ============    ============

    Common stock issued for interest              $    152,545    $          0    $    152,545
                                                  ============    ============    ============

    Common stock issued for accounts
      payable                                     $          0    $          0    $    360,000
                                                  ============    ============    ============

    Purchase of product rights through issuance
      of common stock                             $          0    $          0    $     70,000
                                                  ============    ============    ============

    Fair value of office rent donated by
      stockholders                                $          0    $          0    $      1,358
                                                  ============    ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

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

      On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of December 31, 2001, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments at December 31, 2001 and September 30, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Long-Lived Assets

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

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

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of December 31, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 2 DEVELOPMENT STAGE OPERATIONS (CONTINUED)

      Research and development costs for the three months ended December 31, 2001 and 2000 were $2,729,728 and $0, respectively and $3,924,575 for the period from January 30, 1995 (date of inception) to December 31, 2001.

NOTE 3 PREPAID EXPENSES

      The Company accounts for prepaid expenses in accordance with FASB 142, which requires the recognition of intangible assets based on their useful life. All of the Company's prepaid expenses have a finite useful life and are being amortized over a one year period.

      A summary of the prepaid expenses is as follows:

          Consulting fees                       $ 166,917
          Insurance                                24,574
                                                ---------
                                                $ 191,491
                                                =========

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

      The license agreement has been capitalized at a cost of $250,000. Payments for the license agreement are $50,000 at the time of initial funding, $20,000 in common stock, three payments of $35,000 every 2 months, and $75,000 at the end of one year. At December 31, 2001, $75,000 remained in product rights payable.

      DISIFIN

      The Company obtained an exclusive agreement with a German manufacturer to distribute the Disifin products in the United States of America and Canada. The Company is required to perform the following during the duration of the agreement:

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 4 PROPERTY RIGHTS (CONTINUED)

      DISIFIN (CONTINUED)

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

      The contract is for an unlimited period of time and can be terminated by either party within a term of two years.

NOTE 5 ACCOUNTS PAYABLE, RELATED ENTITIES

      The Company is related to the following entities through common officer positions and stock ownership:

               Gritell International Limited          $129,223
               Harvard Investment Group Ltd.            22,033
               Other                                    21,981
                                                      --------

                                                      $173,237
                                                      ========

NOTE 6 COMMON STOCK REIMBURSEMENTS

      Various stockholders have given their free-trading stock to consultants for the Company. The Company has agreed to replace the shares given by the stockholders with restricted shares. These shares were replaced during the period of October 1, 2001 to December 31, 2001.

NOTE 7 LOANS PAYABLE

      The Company received $117,075 of unsecured loans that are payable on demand and bear interest at 6%. The loans are repayable in cash or free-trading stock, at the lender's option. On October, 2001, the Company repaid the loan by the issuance of common stock.

NOTE 8 INTEREST

      Interest expense for the three months ended December 31, 2001 and 2000 was $153,063 and $197, respectively.

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 9 INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows at December 31, 2001:

         Deferred tax assets:

            Net operating loss carryforward                          $990,200

            Less valuation allowance                                  990,200
                                                                     --------

               Net deferred tax assets                               $      0
                                                                     ========

     A reconciliation of the valuation allowance is as follows:

         Balance, October 1, 2001                                    $408,000

         Addition to allowance for the three months ended
           December 31, 2001                                          582,200

         Balance, December 31, 2001                                  $990,200
                                                                     ========

NOTE 10 PREFERRED STOCK

      The preferred stock is non-voting and non-participating.

NOTE 11 STOCK OPTIONS

      The Company has the following stock options outstanding as of December 31, 2001:

                                                             Option
                                              Shares          Price
                                             ---------    --------------

         Apple Dental Ventures                 100,000          $ 0.0001
                                                               Per share

         Vista Development Ltd - Advisory                 50% of current
           Board                                25,000      market price

         Mel Levine                            500,000          $   0.05

         Mel Levine                            665,000          $   0.10
                                             ---------

                                             1,290,000
                                             =========

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 12 STOCK WARRANTS

      The Company has the following warrants outstanding as of December 31, 2001:

                                            Number
                    Series       Price     of Shares    Expiration Date
                   --------    ---------  -----------  -----------------

                       A        $ 2.00       666,400   December 31, 2001

                       B        $ 3.00       666,400   December 31, 2001

      The Company is negotiating the extension of the expiration dates on the warrants.

      The Company may redeem the warrants at $.01 per warrant.

NOTE 13 NET OPERATING LOSS CARRYFORWARDS

      The Company has the following net operating loss carryforwards:

                  Tax Year               Amount             Expiration Date
              ------------------      -----------           ---------------

              December 31, 1995       $     8,396                2010
              December 31, 1996             6,821                2011
              December 31, 1997               381                2012
              September 30, 1998            6,439                2018
              September 30, 1999          479,900                2019
              September 30, 2000          708,337                2020
              September 30, 2001          834,143                2021
              December 31, 2001         2,906,532                2022
                                      -----------

                                      $ 4,950,949
                                      ===========

NOTE 14 CONTINGENCIES

      In the Company's contracts with Gritell International Limited and Trilock Financial Corporation, the Company agreed to reimburse Gritell International Limited and Trilock Financial Corporation for any income taxes that might accrue to them on the compensation they receive. The amount of the tax, if any, is not known and the Company has not accrued any liability for this contingency.

NOTE 15 GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the

       See Accompanying Notes and Independent Accountants' Review Report.

                 THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 15 GOING CONCERN (CONTINUED)

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

NOTE 16 SUBSEQUENT EVENTS

      On January 31, 2002, the Company issued 50,000 shares of common stock to an investor for $10,000 cash.

NOTE 17 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of December 31, 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.