Form 10QSB
period 2002-03-31
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2002-05-20
CIK 1074142

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

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

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date: March 31, 2001: Common Stock - 64,747,414

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes|_| No |X|

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended September 30, 2001 previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis

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

PRINCIPAL PRODUCT

ThermoElastic Technologies, Inc., a Colorado corporation (the "Company"), was incorporated on January 30, 1995 as "L.P.R. Cybertek". On July 15, 1999, the Company entered into a reverse acquisition agreement with ThermoElastic Technologies, Inc., a Delaware corporation. As part of that acquisition, the Company changed its name to "ThermoElastic Technologies, Inc." The goal of the Company is to market products throughout specified geographical locations in the dental field. Licensing agreements have and will be entered into with qualified companies and individuals to expand use into other diverse areas and products. The Company is currently in the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material ("BITEM"), which is anticipated to be sold to dental related businesses and other allied fields throughout the world. The Company has also acquired the exclusive right to distribute DISIFIN in the United States and Canada. DISIFIN is a solid cleaning product used as a disinfectant in the medical, dental and food processing industries. In January, 2002, the Company ceased being a development stage company as it received all governmental approvals required for selling BITEM.

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

The Company currently has 1,290,000 options outstanding at exercise prices ranging from $.001 per share to $.10 per share, with 25,000 options exerciseable at fifty percent of market price. In April, 2002, the Company increased its authorized shares to 1,000,000,000 of which 980,000,000 are common, par value $.0001 and 20,000,000 are preferred shares, $.001 par value. There are no preferred shares currently issued and outstanding. Also in April, 2002, the Company registered 40,000,000 shares of its common stock to be issued to consultants.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, the Company had revenues of $24,540 with a gross profit of $19,685. The Company's expenses during this period were $231,243, resulting in a net loss for the quarter of ($211,558). For the three months ended March 31, 2001, the Company had revenues of $751 with a gross profit of $635 and expenses of $381,220 for a net loss for the quarter of ($380,585). The net loss per share for the three month periods ended March 31, 2002 and 2001 was ($.00) and ($.02), respectively. The Company's general and administrative expenses for the three months ended March 31, 2002 were approximately $72,000 compared to general and administrative expenses of approximately $81,000 for the three months ended March 31, 2001.

For the six months ended March 31, 2002, the Company had revenues of $25,040 with a gross profit of $20,064. The Company's expenses during this period were $3,138,154, resulting in a net loss for the six month period of ($3,118,090). For the six months ended March 31, 2001, the Company had revenues of $951, with a gross profit of $603 and expenses of $544,756, resulting in a net loss of ($544,153). The difference between the two periods is primarily due to the research, development and consulting fees of approximately $2,900,000 the Company incurred in the prior quarter. The net loss per share for the six month periods ended March 31, 2002 and 2001 was ($.06) and ($.03), respectively.

The Company has two customers which account for the majority of its sales and has one producer and one packager for its products.

The Company's assets at March 31, 2002 were approximately $403,000 compared to assets of approximately $595,000 at September 30, 2001. The Company's current assets at March 31, 2002 were approximately $82,000 and consisted primarily of prepaid expenses of approximately $45,000 and accounts receivable of approximately $30,000. The Company's other assets at March 31, 2002 consisted primarily of its product rights to BITEM and DISIFIN totaling approximately $320,000. The Company's current assets at September 30, 2001 were approximately $269,000 and consisted primarily of prepaid expenses totaling approximately $248,000 and accounts receivable of approximately $13,500. The Company's other assets at September 30, 2001 were its product rights in BITEM and DISIFIN totaling of $325,000.

The Company's current liabilities at March 31, 2002 were approximately $560,000 compared to current liabilities of approximately $657,000 at September 30, 2001. The current liabilities of the Company at March 31, 2002 consist of account payables to related entities of approximately $205,000, trade payables of approximately $150,000, product rights payable of $125,000, and accrued liabilities of approximately $82,000. Its current liabilities at September 30, 2001 consisted of accounts payable of approximately $210,000 to related entities, trade accounts payable of $183,000, products rights payable of $125,000, loans payable of $117,075, and accrued liabilities of approximately $21,000.

Total shareholders' equity (deficit) increased from a deficit of ($61,175) at September 30, 2001 to total shareholders' (deficit) of approximately ($157,757) at March 31, 2002.

LIQUIDITY

ThermoElastic currently has no material commitments for capital expenditures except for its obligations with respect to BITEM and DISIFIN. As of March 31, 2002, the Company still owes $75,000 in product rights payable with regard to BITEM.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable.

Item No. 6 B Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

(b) Exhibits

99 Financial Statements for the periods ended March 31, 2002 and 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2002
                                        THERMOELASTIC TECHNOLOGIES, INC

                                        By: /s/      Kenneth B. Liebscher
                                        Kenneth B. Liebscher, President and CFO