Form 10QSB
period 2002-06-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2002-11-01
CIK 1074142

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________to__________________________________

Commission File No. 000-25107

THERMOELASTIC TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

COLORADO	51-0387926
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1109 7th Court, Fox Island WA 98333
(Address of Principal Executive Offices)
Issuer’s Telephone Number: (253) 549-4336

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each Issuer’s classes of common equity, as of the latest practicable date: June 30, 2002: Common Stock – 188,912,444

Transitional Small Business Issuer Format Yes [  ]   No [x]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended September 30, 2001 previously filed with the Securities and Exchange Commission.

Item 2. Management’s Plan of Operations

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified certain accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

The Company is in its initial stages of development with minor revenues and income and is subject to all the risks inherent in the creation of a new business. Since the Company’ s principal activities to date have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of any material revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

When used in this Form 10-QSB, the words “anticipate”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company’s proposed plan of operation will fail to generate revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

PRINCIPAL PRODUCT

ThermoElastic Technologies, Inc., a development stage entity (the “Company” or “TTI”), was incorporated on January 21, 1999, in the State of Delaware to carry on the business of marketing and distributing a new generation acrylic, known as Biocompatible Intraoral Thermo Elastic Material (“BITEM”), which was anticipated to be sold to dental related businesses and other allied fields throughout the world. On July 15, 1999, the Company entered into a reverse acquisition agreement with LPR Cybertek (“LPR”) to become a publicly traded company incorporated under the laws of the State of Colorado. The goal of the Company was to market products throughout specified geographical locations in the dental field. During the quarter ended March 31, 2001, the Company acquired the exclusive right to distribute DISIFIN in the United States and Canada. DISIFIN is a solid cleaning product used as a disinfectant in the medical, dental and food processing industries. In August, 2002, the agreements concerning both BITEM AND DISIFIN were both canceled and the Company is seeking a suitable merger candidate at the present time. Apple Dental Ventures Inc. terminated its agreement with the Company whereby the Company had entered into an agreement with Apple Dental Ventures to acquire the rights and related privileges to manufacture, market distribute and sell by retail, wholesale or any other method the “BITEM” products due to the Company’ s failure to pay certain monies due under that Agreement.

In August, 2002, in Orlando, Florida, the FBI and the SEC arrested two of the Company’ s officers and directors as well as two principal shareholders and certain consultants to the Company in connection with an undercover federal investigation into alleged securities, wire and mail fraud. The Company was not named as a party. Subsequently, the named officers and directors resigned.

The CEO of the Company is examining all previous consulting agreements, stock options and stock issuances for cash and services to determine that the agreements and stock issuances were valid and that all consideration due has been received by the Company. Any future stock issuances required under these agreements have been frozen pending review of each agreement.

The Company has a subsidiary, ThermoElastic Technologies (CANADA), Inc. which was organized in June, 1999. The subsidiary is inactive and no financial activities have occurred in the subsidiary.

The Company is in the development stage of operations. Certain shareholders of the Company contributed their free trading stock in satisfaction of certain of the Company’ s debts and obligations. The Company replaced these shares with shares of restricted stock.

The Company, over the next twelve months, intends to search for a suitable merger candidate as the Company will not be able to continue its proposed operation of marketing and distributing dental applications in the United States and internationally.

RESULTS OF OPERATIONS

For the three months ended June 30, 2002, the Company had revenues of $12,180 with a gross profit of approximately $4,000. Total expenses were $3,995,369, resulting in a net loss for the quarter of ($3,991,342) compared to net revenues of $2,001 and expenses of $532,992 for the quarter ended June 30, 2001, which resulted in a net loss for the quarter of ($530,991). The net loss per share for the three month periods ended June 30, 2002 and 2001 was ($.05) and ($.03), respectively. Sales increased from $2,001 to $12,180 for the three months ended June 30, 2002 compared to June 30, 2001. The increase in sales was due to the Company acquiring government approval to sell the BITEM product. Expenses increase from $532,992 to 3,995,369 for the three months ended June 30, 2002 compared to the same period ended June 30, 2001. The increase in expenses resulted from the writing off of $3,000,000 of prepaid consulting fees and the write-off of $319,318 of product rights resulting from the Company’ s defaults under the product rights agreements. The net loss increase from $530,991 to $3,995,369 for the three month period ended June 30, 2002 compared to June 30, 2001. The increase in the net loss was primarily caused by the increase in consulting fees expenses and the write-off of product rights.

For the nine months ended June 30, 2002, the Company had net revenues of $37,220 with a gross profit of approximately $24,000. The Company’ s expenses were $7,133,523, resulting in a net loss for the nine month period of ($7,109,432) compared to net revenues of $2,604 and expenses of $1,077,748 for the nine month period ended June 30, 2001, which resulted in a net loss for the quarter of ($1,075,144). The net loss per share for the nine month periods ended June 30, 2002 and 2001 was ($.08) and ($.06), respectively. Sales increased from $2,950 to $37,220 fro the nine months ended June 30, 2002 compared to the same period ended June 30, 2001. The increase in sales was die to the fact that the Company acquired government approval to sell the BITEM product. For the nine month period ended June 30, 2002, expenses increased from $1,077,248 to $7,133,523 compared to the same period ended June 30, 2001. The increase in expenses resulted from the writing off of approximately $6,000,000 of consulting fees and the write-off of product rights totaling $319,318 resulting from the Company’ s defaults under its product rights agreements. The net loss for the nine month period ended June 30, 2002 increase from $1,075,144 to $7,109,432 for the same period ended June 30, 2001. The increase in net loss was primarily caused by the increase in consulting fees expenses and the write-off of product rights.

Since January 30, 1995 (inception) to June 30, 2002, the Company has had total net revenues of $31,142 and expenses of $9,184,499.

The Company’s total assets at June 30, 2002 were approximately $25,000 compared to assets of approximately $705,000 at June 30, 2001. The Company’s current assets at June 30, 2002 were approximately $24,00 and consisted primarily of accounts receivable of approximately $17,000 and cash of approximately $6,500. The Company’ s current assets at June 30, 2001 were approximately $378,000 and consisted primarily of prepaid expenses totaling approximately $328,000, cash of approximately $32,000 and approximately $13,000 in inventory. The Company’ s other assets at June 30, 2002 were its product rights in BITEM and DISIFIN totaling $325,000. The reduction in total assets was primarily from the write-off of the consulting fees and product rights.

The Company’ s current liabilities at June 30, 2002 were approximately $545,000 compared to current liabilities of approximately $1,600,000 at June 30, 2001. The current liabilities of the Company at June 30, 2002 consist of account payables to related entities of approximately $23,000, trade payables of approximately $100,000, product rights payable of $125,000, and loans payable to related parties of approximately $215,000. Its current liabilities at June 30, 2001 consisted of accounts payable to related parties of approximately $1,226,000, trade accounts payable of $116,000, products rights payable of $125,000, loans payable to related parties of approximately $90,000 and common stock reimbursements of approximately $37,000. Total liabilities decreased from approximately $1,600,000 at June 30, 2001 to approximately $545,000 at June 30, 2002 primarily due to the cancellation of $820,000 in debt owed by the Company to two shareholders.

Total shareholders’ (deficit) decreased from ($889,874) at June 30, 2001 to a deficit of ($519,803) at June 30, 2002.

LIQUIDITY

ThermoElastic currently has no material commitments for capital expenditures except for its potential obligations with respect to BITEM and DISIFIN. The Company has no operations and no expectation of revenues in the near future, other than the receipt of pre-existing accounts receivable. The Company will need to raise money through loans or through the sale of stock to fund its operations in the near future as well as to continue complying with its obligations under the federal securities laws.

The Company will use any proceeds it realizes from raising capital or borrowing money to pay its expenses and to further its business plan. However, there can be no assurances that the Company will be able to raise capital or borrow money to fund its operations and to continue with the cost of complying with its reporting obligations under the Securities Exchange Act of 1934.

Over the next two years, the Company’s liquidity is dependent on revenues from any infusions of capital and debt financing. The Company does not know whether or not it will be successful in raising capital or borrowing funds to continue its operations. There can be no assurances that the Company will be able to obtain additional equity or debt financing in the future, if at all.

PART II - OTHER INFORMATION

Items 1 and 3. Not applicable.

Item 2. Changes in Securities

See Item 4 below.

Item 4. Submission of Matters to a Vote of Security Holders

On April 10, 2002, at a special meeting of shareholders, an amendment to the Articles of Incorporation was approved. This amendment increased the authorized capital of the Company to a total of 1,000,000,000 shares, with a par value of $.001, and 20,000,000 shares of Preferred Stock also being authorized.

Item 5. Other Information.

On August 13, 2002, the Federal Bureau of Investigation and the U.S. Securities and Exchange Commission arrested Howard Kerbel, Barry Berman (major stockholders of the Company), Dennis Epstein (Chairman of the Board of Directors), Kenneth Liebscher (President of the Company), and Melvin Levine and Vincent Barone (consultants to the Company) for federal mail and wire fraud and various securities violations. All parties have pleaded not guilty to these charges. ThermoElastic Technologies, Inc. and Subsidiary were not charged in these activities.

The Company has hired a new President and Chief Executive Officer and has appointed a new Board of Directors. The new Chief Executive Officer is examining all previous consulting agreements, stock options and stock issuances to determine that the agreements and stock issuances were valid and in compliance with all SEC rules and regulations. He has also frozen all future stock issuances until the agreements can be authenticated.

On September 9, 2002, a meeting of the Board of Directors of the Company was held. At that meeting, the Company accepted the resignations of the following officers and directors: George Osterbauer, Stephen Rivers, Ila Berman, Bernie Teitelbaum, and Bonnie Walters. At the meeting, Kevin Murphy was appointed a director and CEO, Philip Miller was appointed a director and Secretary and Sid Wilner was appointed as CFO to fill vacancies on the Board. The meeting was adjourned and re-convened. At the reconvened meeting, Kenneth Liebscher resigned as an officer and director and Dr. Barzilay resigned as a director. The size of the Board was reduced to three.

Item No. 6 B Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were filed during the quarter ended June 30, 2002.
(b)	Exhibits

99 Financial Statements for the periods ended June 30, 2002 and 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2002
THERMOELASTIC TECHNOLOGIES, INC

	By:	/s/ Kevin Murphy
Kevin Murphy, President

	By:	/s/ Sid Wilmer
Sid Wilner, CFO

Certifications

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of ThermoElastic Technologies, Inc., a Colorado corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the “Form 10-QSB”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 31, 2002	By:	/s/ Kevin Murphy

Kevin Murphy, Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of ThermoElastic Technologies, Inc., a Colorado corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the “Form 10-QSB”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 31, 2002	By:	/s/ SidWilner

Sid Wilner, Chief Financial Officer

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
(UNAUDITED)

ASSETS

	June 30,

	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$6,510	$31,943
Accounts receivables	16,671	2,579
Travel advances	0	2,397
Inventory	0	13,339
Prepaid expenses
Consulting fees	0	325,017
Other	702	2,762

TOTAL CURRENT ASSETS	23,883	378,037

OFFICE FURNITURE AND COMPUTERS
Cost	3,679	3,679
Less accumulated depreciation	2,156	1,717

NET OFFICE FURNITURE AND COMPUTERS	1,523	1,962

OTHER ASSETS
Product rights
Bitem	0	250,000
Disifin	0	75,000

TOTAL OTHER ASSETS	0	325,000

TOTAL ASSETS	$25,406	$704,999

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$99,417	$116,488
Related entities	22,481	1,226,254
Common stock reimbursements	0	37,270
Accrued liabilities
Non-related entities	8,535	286
Related entities	75,680	0
Loans payable – related parties	214,096	89,575
Product rights payable	125,000	125,000

TOTAL CURRENT LIABILITIES	545,209	1,594,873

CONTINGENCIES	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, par value $.0001 per share
Authorized 20,000,000 shares comprised of:
8,000,000 Class A Preferred
12,000,000 unclassified
0 shares issued and outstanding	0	0
Common stock, par value $.0001 per share
Authorized 980,000,000 shares
Issued and outstanding
June 30, 2002 – 188,912,444 shares	18,892	0
June 30, 2001 – 20,598,164 shares		2,060
Paid-in capital in excess of par value of stock	8,793,442	1,566,383
Deficit accumulated during the development stage	(9,318,357)	(2,447,597)
Accumulated other comprehensive (loss)
(Primarily cumulative translation adjustment)	(13,780)	(10,720)

TOTAL STOCKHOLDERS’ (DEFICIT)	(519,803)	(889,874)

TOTAL LIABILITIES AND	$25,406	$704,999
STOCKHOLDERS’ (DEFICIT)

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

	Three Months				Nine Months
	Ended June 30,				Ended June 30,				June 30, 1995
									(Date of Inception)
		2002		2001		2002		2001	To June 30, 2002

NET (LOSS)	$	(3,991,342)	$	(530,991)	$	(7,109,432)	$	(1,075,144)	$ (9,153,357)

OTHER COMPREHENSIVE (LOSS)

Foreign currency translations
adjustments		(9,654)		(4,447)		(4,320)		(6,237)	(13,780)

NET COMPREHENSIVE (LOSS)	$	(4,000,996)		(535,438)		(7,113,752)		$(1,081,381)	$ (9,167,137)

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Three Months				Nine Months
	Ended June 30,				Ended June 30,				June 30, 1995
									(Date of Inception)
	2002		2001		2002		2001		To June 30, 2002

REVENUE		$12,180		$2,001		$37,220		$2,950	64,122
COSTS OF SALES		8,153		0		13,129		346	32,980

GROSS PROFIT		4,027		2,001		24,091		2,604	31,142

EXPENSES
Research, development and consulting fees
(Primarily to related entities)		3,627,281		461,350		6,516,642		893,743	7,711,489
Write-off of product rights		319,318		0		319,318		0	319,318
General and administrative		48,770		71,642		297,563		184,005	1,153,692

TOTAL EXPENSES		3,995,369		532,992		7,133,523		1,077,748	9,184,499

NET (LOSS)	$	(3,991,342)	$	(530,991)	$	(7,109,432)		$(1,075,144)	$(9,153,357)

NET (LOSS) PER COMMON SHARE
Basic and Diluted	$	( .05)	$	( .03)		( .08)	$	( .06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted		86,094,890		19,059,830		86,094,890		19,059,83

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
JUNE 30, 2002
(UNAUDITED)

					Paid-In		Deficit
					Capital in		Accumulated	Accumulated
	Preferred Stock		Common Stock		Excess of Par		During The	Other
					Value of		Development	Comprehensive
	Shares	Amounts	Shares	Amount	Stock		Stage	(Loss)

AT DATE OF INCEPTION	0	$0	0	$0	$0		$0	$0

JANUARY 30, 1995 -COMMON STOCK
ISSUED TO FOUNDERS FOR SERVICES	0	0	13,760,000	1,376	(1,176)		0	0

AUGUST 1, 1995 -COMMON STOCK ISSUED FOR CASH	0	0	1,720,000	172	9,828		0	0

DECEMBER 15, 1995 -COMMON STOCK
ISSUED FOR CASH	0	0	860,000	86	4,914		0	0

NET (LOSS) FOR THE YEAR ENDED DECEMBER 31, 1995	0	0	0	0	0		(8,606)	0

BALANCE, DECEMBER 31, 1995	0	0	16,340,000	1,634	13,566		(8,606)	0

FEBRUARY 10, 1996 - COMMON STOCK
ISSUED FOR SERVICES	0	0	860,000	86	4,914		0	0

NET (LOSS) FOR THE YEAR ENDED DECEMBER 31, 1996	0	0	0	0	0		(10,202)	0

BALANCE, DECEMBER 31, 1996	0	0	17,200,000	1,720	18,480		(18,808)	0

NET (LOSS) FOR THE YEAR ENDED DECEMBER 31, 1997	0	0	0	0	0		(824)	0

BALANCE, DECEMBER 31, 1997	0	0	17,200,000	1,720	18,480		(19,632)	0

CAPITAL CONTRIBUTED TO THE CORPORATION	0	0	0	0			0	0

NET (LOSS) FOR THE SHORT-YEAR ENDED
SEPTEMBER 30, 1998	0	0	0	0	0		(6,760)	0

BALANCE, SEPTEMBER 30, 1998	0	$0	17,200,000	$1,720	28,480	$	(26,392)	$0

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) (CONTINUED)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
JUNE 30, 2002
(UNAUDITED)

				Paid-In	Deficit
				Capital in	Accumulated	Accumulated
Preferred Stock		Common Stock		Excess of Par	During The	Other
				Value of	Development	Comprehensive
Shares	Amounts	Shares	Amount	Stock	Stage	(Loss)

JULY 15, 1999, COMMON STOCK
DIVIDEND PAYABLE IN PREFERRED STOCK	1,650,000	$165	0	$0	$164,835	$	(165,000)		$0
JULY 15, 1999 REDEMPTION OF
PREFERRED STOCK FOR CASH	1,650,000)	(165)	0	0	(164,835)		0		0
JULY 15, 1999, MERGER WITH
THERMOELASTIC TECHNOLOGIES, INC.	0	0	0	0	732,385		0		0
FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	0	0	0	0	0		0		(5,121)
NET (LOSS) FOR THE YEAR
ENDED SEPTEMBER 30, 1999	0	0	0	0	0		(472,071)		0

BALANCE, SEPTEMBER 30, 1999	0	0	17,200,000	1,720	760,865		(663,463)		(5,121)
FAIR VALUE OF OFFICE RENT
DONATED BY STOCKHOLDER	0	0	0	0	1,358				0
FRACTIONAL SHARES OF STOCK	0	0	138,164	14	(14)				0
FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	0	0	0	0	0				638
NET (LOSS) FOR THE YEAR
ENDED SEPTEMBER 30, 2000	0	0	0	0	0		(708,990)		0

BALANCE, SEPTEMBER 30, 2000	0	$0	17,338,164	$1,734	$762,209	$	(1,372,453)	$	(4,483)

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’(DEFICIT) (CONTINUED)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
JUNE 30, 2002
(UNAUDITED)

					Paid-In	Deficit
					Capital in	Accumulated	Accumulated
	Preferred Stock		Common Stock		Excess of Par	During The	Other
					Value of	Development	Comprehensive
	Shares	Amounts	Shares	Amount	Stock	Stage	(Loss)

JANUARY 2001-COMMON STOCK ISSUED FOR
CASH	0	$0	1,000,000	$100	$150,400	$0	$0
SERVICES	0	0	1,988,000	198	758,569	0	0

MAY 2001 - COMMON STOCK ISSUED FOR
SERVICES	0	0	400,000	40	83,960	0	0
ACCOUNTS PAYABLE	0	0	400,000	40	59,960	0	0

JULY 2001 - COMMON STOCK ISSUED FOR SERVICES	0	0	125,000	13	39,987	0	0

SEPTEMBER 30, 2001 - COMMON STOCK ISSUED FOR ACCOUNTS PAYABLE	0	0	950,000	95	299,905	0	0

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	0	0	0	0	0	0	(4,977)

NET (LOSS) FOR THE YEAR ENDED SEPTEMBER 30, 2001	0	0	0	0	0	(836,472)	0

BALANCE, SEPTEMBER 30, 2001	0	0	22,201,164	2,220	2,154,990	(2,208,925)	(9,460)

COMMON STOCK ISSUED FOR SERVICES
MARCH 2002	0	0	35,910,850	3,592	2,670,812	0	0
MAY 2002	0	0	73,000,000	7,300	3,496,700	0	0
COMMON STOCK ISSUED FOR INTEREST OCTOBER 2001 (PRIMARILY TO RELATED ENTITIES)	0	0	3,050,900	305	152,240	0	0

COMMON STOCK ISSUED FOR ACCOUNTS PAYABLE - OCTOBER 2001	0	0	750,000	75	158,912	0	0

COMMON STOCK ISSUED FOR NOTES PAYABLE - OCTOBER 2001	0	$0	2,784,500	$278	$19,960	$0	$0

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) (CONTINUED)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
JUNE 30, 2002
(UNAUDITED)

					Paid-In	Deficit
					Capital in	Accumulated	Accumulated
	Preferred Stock		Common Stock		Excess of Par	During The	Other
					Value of	Development	Comprehensive
	Shares	Amounts	Shares	Amount	Stock	Stage	(Loss)

COMMON STOCK ISSUED FOR CASH
MARCH 2002	0	$0	50,000	$5	$9,995	$0	$0
MAY 2002	0	0	51,165,000	5,117	129,833	0	0

FOREIGN CURRENCY TRANSLATION ADJUSTMENT FOR THE NINE MONTHS ENDED JUNE 30, 2002	0	0	0	0	0	0	(4,320)

NET (LOSS) FOR THE NINE MONTHS ENDED JUNE 30, 2002	0	0	0	0	0	(7,109,432)	0

BALANCE, JUNE 30, 2002	0	0	188,912,414	18,892	8,793,442	(9,318,357)	(13,780)

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
JUNE 30, 2002
( UNAUDITED)

		Nine Months Ended				January 30, 1995
		June 30,				(Date of Inception)
						to June 30,
		2002		2001		2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$	(7,109,432)	$	(1,075,144)	$	(9,153,357)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Depreciation		269		519		2,156
Amortization		5,682		0		5,682
Fair value of rent		0		0		1,358
Common stock issued for services		6,178,404		654,000		7,066,371
Common stock issued for interest		152,545		0		152,545
Write-off of product rights		319,318		0		319,318
Changes in operating assets
and liabilities:
Accounts receivable		(3,169)		(2,072)		(17,671)
Travel advances		0		(1,397)		1,000
Inventory		6,409		(13,339)		0
Prepaid expenses		246,945		(298,274)		(702)
Accounts payable		(112,369)		570,035		650,350
Accrued liabilities		63,045		(12,028)		84,215

NET CASH (USED) BY OPERATING ACTIVITIES		(252,353)		(177,700)		(888,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights		0		(925,000)		(180,000)
Purchase of property and equipment		0		0		(3,679)

NET CASH (USED) BY INVESTING ACTIVITIES		0		(25,000)		(183,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		144,950		150,500		1,023,370
Redemption of preferred stock		0		0		(165,000)
Proceeds from loans payable		117,259		89,575		234,334

NET CASH PROVIDED BY FINANCING ACTIVITIES		262,209		240,075		1,092,704

     THERMOELASTIC TECHNOLOGIES, INC. AND
SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
JUNE 30, 2002
(UNAUDITED)

		Nine Months Ended			January 30, 1995
		June 30,			(Date of Inception)
					to June 30,
		2002		2001	2002

EFFECT OF EXCHANGE RATE
CHANGES ON CASH	$	(4,320)	$	(6,237)	$(13,780)

NET INCREASE IN CASH
AND CASH EQUIVALENTS		5,536		31,138	6,510

CASH AND CASH EQUIVALENTS
AT B EGINNING OF PERIOD		974		805	0

CASH AND CASH EQUIVALENTS
AT END OF PERIOD		$6,510		$31,943	$6,510

SUPPLEMENTARY DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid for interest		$0		$0	$0

Cash paid for taxes		$0		$0	$0

SCHEDULE OF NON-CAS H
INVESTING AND FINANCING
ACTIVITIES:
Common stock issued for services		$6,178,404		$842,767	$7,066,371

Common stock issued for interest		$152,545		$0	$152,545

Common stock issued for
accounts payable		$158,987		$60,000	$518,987

Common stock issued for
notes payable		$20,238		$0	$20,238

Purchases of product rights
through issuance of common stock		$0		$50,000	$70,000

Fair value of rent donated by
stockholders		$0		$0	$1,358

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

The Company was originally organized to develop two products to be manufactured and distributed to the medical and food processing industries. In June 2002, the Company defaulted on its two property rights agreements and subsequently lost all of its rights to the products.

The Company is now a development stage company seeking merger candidates.

On June 14, 1999, the Company organized ThermoElastic Technologies (Canada), Inc., a 100% owned Canadian subsidiary. As of June 30, 2002, the subsidiary was inactive and no financial activities have taken place in the subsidiary.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on account receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any possible losses. At June 30, 2002, management believes all accounts are collectible.

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out- method) or market.

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

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped and title passes to customers.

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that require the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2002 and 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, requires that long- lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.

The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position.

Foreign Currency Translation

The financial statements of the Company are measured using the local currency as the functional currency. Assets and liabilities of these companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses, which are immaterial, are included in consolidated net income. The financial statements are presented in United States of America dollars.

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

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 2                DEVELOPMENT STAGE OPERATIONS (CONTINUED)

As of January 1, 2002, the Company ceased being a development stage company as it received all governmental approvals for selling the BITEM product. However, in June 2002, the Company defaulted on its product right agreements and lost its rights to the products. Consequently, the Company has reverted to a development stage Company and is reporting its results of operations and cash flows as if it was a development stage Company since the date of its inception.

NOTE 3                ACCOUNTS PAYABLE – RELATED ENTITIES

The accounts payable – related entities consist of the following:

June 30, 2002

Howard Kerbel	$16,281
George Osterbauer	4,435
Kenneth Liebscher	1,765

Total accounts payable – related entities	$22,481

NOTE 4                ACCRUED LIABILITIES

Accrued liabilities consist of the following:

June 30, 2002

Non-related	$8,535

Related
George Osterbauer	$66,680
Kenneth Liebscher	6,000
Bernard Tietelbaum	3,000

Total non-related	75,680

Total	$84,215

NOTE 5                LOANS PAYABLE – RELATED ENTITES

The loans payable – related entities consists of the following:

June 30, 2002

Howard Kerbel	$81,594
Dennis Epstein	1,853
George Osterbauer	8,276
Gritell International Limited	122,373

Total loans payable – related parties	$214,096

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 6                PRODUCT RIGHTS PAYABLE

The Company is obligated for the following balances on its product rights agreements:

June 30, 2002

Bitem	$75,000
Disifin	50,000

Total product rights payable	$125,000

NOTE 7                INTEREST EXPENSE

Interest expense for the nine months ended June 30, 2002 and 2001 was $153,335 and $1,556, respectively.

NOTE 8                INCOME TAXES

Significant components of the Company’s deferred tax assets are as follows at June 30, 2002.

Deferred tax assets:

Net operating loss carryforward	$1,830,600
Less valuation allowance	1,830,600

Net deferred tax assets	$0

A reconciliation of the valuation
allowance is as follows:
Balance, October 1, 2001	$408,000
Addition to the allowance for the
Nine months ended June 30, 2002	1,422,600

Balance, June 30, 2002	$1,830,600

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 9                PREFERRED STOCK

On June 27, 2002, the Board of Directors approved a new series of preferred stock designated as “Class A Preferred Stock” as follows:

Par value - $.0001

Maximum number of shares – 8,000,000

     Issue price - $.0001 per share or one- for-one exchange with a like amount of fully paid issued shares of common stock Liquidation preference – preference over common shares; liquidation price $.0001 per share Conversion to common stock authorized

NOTE 10               STOCK OPTIONS

The Company has the following stock options outstanding as of June 30, 2002.

		Option
	Shares	Price

Apple Dental Ventures	100,000	$0.0001
		Per share
Vista Development Ltd – Advisory Board	25,000	50% of current
		market price
Mel Levine	500,000	$0.05

Mel Levine	665,000	$0.10
Gritell International Limited	10,500,000	$0.0005
Trilock Financial Corporation	5,300,000	$0.0005

	17,090,000

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 11               STOCK WARRANTS

The Company has the following warrants outstanding as of December 31, 2001:

		Number	Expiration
Series	Price	of Shares	Date

A	$2.00	666,400	December 31, 2001
B	$3.00	666,400	December 31, 2001

The Company is negotiating the extension of the expiration dates on the warrants.

The Company may redeem the warrants at $.01 per warrant.

NOTE 12               NET OPERATING LOSS CARRYFORWARDS

The Company has the following net operating loss carryforwards:

Tax Year	Amount	Expiration Date

December 31, 1995	$8,396	2010
December 31, 1996	6,821	2011
December 31, 1997	381	2012
September 30, 1998	6,439	2018
September 30, 1999	479,900	2019
September 30, 2000	707,842	2020
September 30, 2001	834,007	2021
June 30, 2002	7,109,432	2022

	$9,153,218

Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 13                CONTINGENCIES

In the Company’s contracts with Gritell International Limited and Trilock Financial Corporation, the Company agreed to reimburse Gritell International Limited and Trilock Financial Corporation for any income taxes that might accrue to them on the compensation they receive. The amount of the tax, if any, is not known and the Company has not accrued any liability for these contingencies.

THERMOELASTIC TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

NOTE 14               GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses, defaulted on its agreements to manufacture the Bitem and Disifin products, has negative working capital and needs additional capital to finance its operations. These conditions raise uncertainty about its ability to continue as a going concern.

Management’s plans regarding the going concern situation include, but are not limited to, seeking additional capital from private or public sources and seeking a merger candidate.

NOTE 15               WRITE-OFF OF PRODUCT RIGHTS AGREEMENTS

The Company defaulted on two product rights agreements and wrote-off previously capitalized product rights assets totaling $319,318.

NOTE 16               UNAUDITED FINANCIAL INFORMATION

The accompanying financial information as of June 30, 2002 is unaudited. In management’s opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 17               SUBSEQUENT EVENT

On August 13, 2002, the Federal Bureau of Investigation and the U.S. Securities and Exchange Commission arrested Howard Kerbel, Barry Berman (major stockholders of the Company) Dennis Epstein (Chairman of the Board of Directors), Kenneth Liebscher (President of the Company), and Melvin Levine and Vincent Barone (consultants to the Company) for federal mail and wire fraud and various securities violations. All parties have pleaded not guilty to these charges.

ThermoElasticTechnologies, Inc. and Subsidiary were not charged in these activities.

The Company has hired a new President and Chief Executive Officer and has appointed a new Board of Directors.

NOTE 18                REVIEW OF PREVIOUSLY ISSUED STOCK AND CONSULTING AGREEMENTS

The new Chief Executive Officer is examining all previous consulting agreements, stock options and stock issuances for cash and services to determine that the agreements and stock issuances were valid and in compliance with all SEC rules and regulations. He has also frozen all future stock issuances until the agreements can be authenticated.