Form 10KSB
period 2002-09-30
THERMOELASTIC TECHNOLOGIES INC /CO/
filed 2003-01-28
CIK 1074142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-25107

THERMOELASTIC TECHNOLOGIES, INC.
(Name of Small Business Issuer in its charter)

Colorado	51-0387926
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1109 7th Court, Fox Island, Washington 98333
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number:      (253) 549-4336

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]

State Issuer’s Revenues for its most recent fiscal year: $38,090

The number of shares outstanding of the Company’s $.0001 Par Value Common Stock, as of December 31, 2002 were 491,762,500 (983,525 after January 12, 2003 500:1 reverse stock split retroactively reflected in September 30, 2002 financial statements). The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2002 was 188,912,414, (377,825 after January 12, 2003 500:1 reverse stock split retroactively reflected in September 30, 2002 statements. The market value of these shares held by non affiliates, computed by reference to the market closing price on December 31, 2002, was $ 196,705 For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.        BUSINESS

A) General

L.P.R. Cybertek, Incorporated (“LPR Cybertek”) was incorporated on January 30, 1995 under the laws of the State of Colorado to engage in any lawful corporate undertaking including, but not limited to, selected mergers and acquisitions.

On July 15, 1999, LPR Cybertek entered into an Agreement and Plan of Reorganization with ThermoElastic Technologies, Inc., a Delaware corporation (“ThermoElastic Delaware”). Pursuant to the Agreement and Plan of Reorganization, ThermoElastic Delaware merged into LPR Cybertek, with LPR Cybertek being the surviving corporation. The shareholders of ThermoElastic Delaware received 138,164 shares (pre-reverse stock split) of LPR Cybertek common stock, 666,400 (pre-reverse stock split) Class A Warrants, 666,400 (pre-reverse stock split)Class B Warrants and 100,000 (pre-reverse stock split)options to purchase common shares of LPR Cybertek at $1.00 per share of common stock in exchange for all their common shares, warrants and options in ThermoElastic Delaware. As part of the Agreement and Plan of Reorganization, the then-shareholders of LPR Cybertek sold 15,766,629 (pre-reverse stock split)common shares of LPR Cybertek’s common stock, representing 91.67% of the issued and outstanding shares of LPR Cybertek, to ThermoElastic Delaware designees, resulting in a change of control of LPR Cybertek.

Pursuant to the Agreement and Plan of Reorganization, LPR Cybertek changed its name to ThermoElastic Technologies, Inc. (“ThermoElastic” or the “Company”).

Apple Dental Ventures developed a “new generation” acrylic. This new technology can immediately find applications in almost every facet of the dental field and many medical, sport, and allied areas. This product is currently being used by dentists, denturists, and dental laboratories in Ontario, Canada, where testing occurred. Currently, in the dental field, “BITEM” is the acronym for Biocompatable Intraoral Thermal Elastic Material developed by Apple Dental Ventures and represents the trade name for this acrylic composition. The Company entered into an agreement with Apple Dental Ventures to acquire the rights and related privileges to manufacture, market distribute and sell by retail, wholesale or any other method the “BITEM” products. These products are protected by U.S., Canadian and European patents. The license agreement cost was $250,000. In August, 2002, Apple Dental Ventures Inc. terminated its agreement with the Company whereby the Company had entered into an agreement with Apple Dental Ventures to acquire the rights and related privileges to manufacture, market distribute and sell by retail, wholesale or any other method the “BITEM” products due to the Company’s failure to pay certain monies due under that Agreement.

The Company also acquired an exclusive license with a German manufacturer to distribute its “Disifin” products in the US and Canada. In August, 2002, the agreement concerning DISIFIN was canceled.

The Company is seeking a suitable merger candidate.

The Company’s principal offices are located at 1109 7th Court, Fox Island, Washington 98333, telephone number (253) 549-4336.

Employees. The Company currently has no full-time employees other than the Directors of the Company. The Company will engaged consultant to assist it only as needed.

Government Regulations. At the present time, there are no pervasive regulations of the Company’s business.

MARKETING

During the year ended September 30, 2002, the Company entered into several consulting agreements. All consulting agreements have been cancelled.

Item 2.        Properties.

The Company’s principal offices are located at 1109 7th Court, Fox Island, Washington 98333 telephone number (253) 549-4336.

Item 3.        Legal Proceedings.

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock has been traded on the OTC Electronic Bulletin Board since October, 2000 under the symbol “TMRO”. The following table reflects the high and low quarterly bid prices since the end of the fiscal year of September, 2002. This information was obtained from the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period	High Bid	Low Bid
10/01/01 - 12/31/01	$ 70.00	$ 24.00
01/01/02 - 03/31/02	37.50	17.50
04/01/01 - 06/30/02	25.00	.50
07/01/02 - 09/30/02	1.75	.75

As of September 30, 2002, the Company had 377,825 shares (after 500:1 reverse stock split) of its common stock issued and outstanding, of which 377,825 were held by non-affiliates. The Company has authorized a total of 980,000,000 shares of common stock, par value $.0001. The Company has authorized a total of 20,000,000 shares of preferred stock, par value $.0001 and presently has no shares of preferred stock issued and outstanding. As of September 30, 2002, the Company estimates there are 200 “holders of record” of its common stock and estimates that there are approximately 250 beneficial shareholders of its common stock.

The Company has no warrants issued and outstanding.

At September 30, 2002 there were 34,180 options (after reverse stock split) from prices ranging from $0.05 to $50.00 per share.

Item 6.        Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company’s will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors , we have identified four accounting policies that we believe are key to understanding of our financial statements. These important accounting policies require management’s most difficult subjective judgments.

(1)

Development Stage Operations

A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In connection therewith, the statements of operations, stockholders’ deficit, comprehensive (loss) and cash flows, report all activities since the date of inception.

(2)

Going Concern

As shown in the accompanying financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company intends to investigate merger possibilities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements.

(3)	Discontinued Operations The Company discontinued its “Bitem” product activities. The statements of operations disclose the separate results of development stage operations and discontinued operations.

(4)

Consulting Agreements

The Company issued common stock for payment of consulting services. The cost of the consulting services was determined by multiplying the common shares issued by the market price of the shares at the inception date of the agreement.

Results of Operations

During the period from January 30, 1995 (date of inception) through September 30, 2002, the Company engaged in limited operations and commenced its efforts to manufacture and market its products. The Company’s revenue during this period was approximately $58,040 received from the sale of its products. For the year ended September 30, 2002, the Company had gross revenues of $38,090, with costs of sales totaling $13,310 or 35%, resulting in a gross profit of $24,780. For the year ended September 30, 2001, the Company had revenues of $20,522 with costs of sales totaling $16,252 or 79%.. Revenue increased from 2001 to 2002, as the Company received final government approval of “Bitem” in 2002.

For the year ended September 30, 2002, the Company had a net loss from the development stage of $6,750,539 with research and development costs of $6,481,170, general and administrative expenses of $194,369 and loss of Disifin rights of $75,000. For the year ended September 30, 2001, the Company had a net loss from the development stage of $838,851 with research and development costs of $601,545 and general and administrative expenses of $237,306.

In the year ended September 30, 2002, the Company entered into numerous consulting agreements which caused research and development costs to increase from $601,545 in the year ended September 30, 2001 to $6,481,170 in the year ended September 30, 2002.

Beneficial Interest Expense

Beneficial interest expense increased to $153,335 in the year ended September 30, 2002 from $1,891 in the year ended September 30, 2001. The increase was due to the Company reimbursing certain stockholders for their transfer of their ownership of the Company’s free trading common stock for restricted common stock.

Liquidity and Capital Resources

At September 30, 2002, the Company had negative working capital of $552,495 which consisted of $9,884 in current assets and current liabilities of $562,379. At September 30, 2001, the Company had negative working capital of $387,967, which consisted of $268,532 in current assets and current liabilities of $656,499. The increase in the negative working capital from $387,967 at September 30, 2001 to $562,379 at September 30, 2002 was primarily due to the expensing of prepaid consulting contracts of $247,647 and the decrease in current liabilities of $94,120.

At September 30, 2002, stockholders’ deficit was $552,495 as compared to a stockholders’ deficit of $61,175 at September 30, 2001. The $491,320 increase in stockholders’ deficit was accounted for as follows:

Increases in Stockholders’ Equity

Common stock issued for services	$6,178,404
Common stock issued for interest	152,545
Common stock issued for payables	179,225
Common stock issued for cash	144,950

$6,655,124

Decreases in Stockholders’ Equity

Net loss	$7,130,955
Foreign currency translation adjustment	15,489

$7,146,444

Net Increase in Stockholders’ Deficit	$491,320

Capital and Source of Liquidity. The Company currently has no material commitments for capital expenditures.

For the period from inception of January 30, 1995 to September 30, 2002, net cash used by the Company’s operating activities totaled $765,849. For the years ended September 30, 2002 and 2001, net cash used by the Company’s operating activities was $129,467 and $237,429, respectively.

For the period from inception of January 30, 1995 to September 30, 2002, net cash used by investing activities was $183,679 and for the years ended September 30, 2002 and 2001, net cash used by investing activities was $-0-and $25,000 respectively.

For the period from inception of January 30, 1995 to September 30, 2002, cash flows provided by financing activities was $975,445. For the years ended September 30, 2002 and 2001, net cash provided by financing activities was $144,950 and $267,575, respectively.

The Company does not expect that the cash flow from future operations, if any, will be sufficient to allow the Company to meet the expected needs. The Company expects to pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. The Company’s planned growth and profitability could be delayed or diminished if the options listed above are not implemented.

Over the next two years, our liquidity is dependent on additional infusions of capital and debt financing. However, there can be no assurances that the Company will be able to obtain additional equity or debt financing in the future, if at all.

PLAN OF OPERATION. The Company intends to explore merger possibilities over the next year.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended September 30, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7.        Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

(a) On December 11th, 2002, the Company engaged the services of Farber & Hass LLP(“Farber”) as its independent auditors for the fiscal year ended September 30, 2002, to replace the firm of Moffitt & Company, PC (“Moffitt”), who resigned as the independent auditors of the Company effective November 30, 2002. The decision to change independent auditors was approved by the Company’s Board of Directors.

The reports of Moffitt on the Company’s audited financial statements for the years ended September 30, 2001 and 2000 and for the interim periods ended December 31, 2001, March 31, 2002, and June 30, 2002 and to the date of this Report, did not contain adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did identify certain conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern.

In connection with the audits of the Company’s financial statements for the years ended September 30, 2001 and 2000 and the reviews of the interim periods ended December 31, 2001, March 31, 2002, and June 30, 2002 and through the subsequent period ended as of the date of this report, there were no disagreements (“Disagreements”) as defined in Item 304 (a)(1)(iv) and the instructions to Item 304 of Regulation S-K, as amended, promulgated by the Securities and Exchange Commission (“Regulation S-K”) with Moffitt on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Moffitt, would have caused Moffitt to make reference to the matter in its reports. In addition, during the years ended September 30, 2001 and September 30, 2000, the interim periods ended December 31, 2001, March 31, 2002, and June 30, 2002 and through the subsequent period ended as of the date of this Agreement, there were no reportable events (“Reportable Events”) as defined in Item 304 (a)(1)(v) of Regulation S-K.

(b) On December 11th, 2002, the Company engaged Farber & Hass LLP as its independent auditors for the fiscal year ended September 30, 2002. At no time preceding December 11th, 2002 has the Company (or anyone on behalf of the Company) consulted with Farber on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a Disagreement with Moffitt or a Reportable Event.

Part III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

On August 13, 2002, the Federal Bureau of Investigation arrested Howard Kerbel, Barry Berman (major stockholders of the Company), Dennis Epstein (Chairman of the Board of Directors), Kenneth Liebscher (President of the Company), and Melvin Levine and Vincent Barone (consultants to the Company) for federal mail and wire fraud and various securities violations. All parties have pleaded not guilty to these charges. ThermoElastic Technologies, Inc. and Subsidiary were not charged in these activities.

The Company has hired a new President and Chief Executive Officer and has appointed a new Board of Directors. The new Chief Executive Officer is examining all previous consulting agreements, stock options and stock issuances to determine that the agreements and stock issuances were valid and in compliance with all SEC rules and regulations. He has also frozen all future stock issuances related to the previous agreements until they can be authenticated.

On September 9, 2002, a meeting of the Board of Directors of the Company was held. At that meeting, the Company accepted the resignations of the following officers and directors: George Osterbauer, Stephen Rivers, Ila Berman, Bernie Teitelbaum, and Bonnie Walters. At the meeting, Kevin Murphy was appointed a director and CEO, Philip Miller was appointed a director and Secretary and Sid Wilner was appointed as CFO to fill vacancies on the Board. The meeting was adjourned and re-convened. At the re-convened meeting, Kenneth Liebscher resigned as an officer and director and Dr. Barzilay resigned as a director. The size of the Board was reduced to three with Fred Heaps retaining his position as Director.

Kevin M. Murphy serves as President/CEO and Chairman of the Board of Directors of Thermoelastic Technologies, Inc. (TMRO). Mr. Murphy is an International Consultant, with over 34 years of Executive Management experience in Corporate Re-organization, Finance, Administration and New Business Development. He serves on the Board of Directors of several Public Companies listed on various US stock exchanges. Mr. Murphy serves as President/CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc, a private Investment Banking firm, formed on February 29th,, 2000 and incorporated in Nevada. Mr. Murphy purchased the controlling interest in Greenleaf Forum International Inc. in May of 2002, with the intent of consolidating his years of professional expertise, experience, contacts and focus on the development of the Company. Mr. Murphy is also CEO and Chairman of the Board of Absolute Future .Com, Inc. he is re-organizing through the Federal Bankruptcy Courts. Mr. Murphy filed Bankruptcy in June of 2001. He is Director of Global Web T.V., Inc.; Chairman of the Board and Chief Executive Officer of AllWest Systems International; and is CEO and Chairman of the Board of Masterpiece Technology, Inc. currently in re-organization. Mr. Murphy is also CEO and President of a private company in the American oil industry. Mr. Murphy is an Alumnus of The University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles’s School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 4 grandchildren.

Phillip E. Miller serves as Vice President/Secretary and as a member of the Board of Directors of ThermoElastic Technologies, Inc. He is also the Secretary/Treasurer and member of the Board of Directors of Greenleaf Forum International, Inc., a Nevada corporation formed February 29, 2000. Mr. Miller is an attorney licensed in the State of Washington since 1977. He received his Bachelor of Arts degree in Speech Communications at the University of Washington in 1974 and his Juris Doctor Degree from Willamette University in 1977. He is an alumnus of Sigma Alpha Mu Fraternity. Mr. Miller is also a member of the Board of Directors of AbsoluteFuture.Com, Inc., a publicly traded company now in Bankruptcy, and a Director of AbsoluteFuture Capital Group, Inc., a private investment-banking firm. Mr. Miller is married and has three adult children.

SIDNEY F. WILNER C.A. has served as Chief Financial Officer for ThermoElastic Technologies, Inc. since June of this year. Mr. Wilner graduated from Forest Hill Collegiate Institute in 1961 and received his Chartered Accountant Designation in 1969. From 1961 until 1990, Mr. Wilner managed client business for accounting companies eventually becoming a partner in a successful accounting firm. He entered private practice as a C.A in 1990 and has continued to do so to the present day. Until 2000, Mr. Wilner also served as C.F.O. for Boas & Farro, Diamond Merchants and Cerelli Jewellers Inc. He also serves as Corporate Officer with Zenzen Consultants Inc., an executive placement agency; Canmax Laboratories Inc., a manufacturer of hair care products and Zeron Inc., a sales agency. Mr. Wilner is associated with B'nai Brith of Canada as well as being a member of the Canadian Institute of Chartered Accountants; The Institute of Chartered Accountants of Ontario and the Public Accountants Council of Ontario.

Fred J. Heaps, Director. From 1991 to 1998, Mr. Heaps, 60, was Managing Director and Partner of ITIS, Inc., an information and database provider to the North American Travel industry, located in Concord, Ontario. In 1990 Mr. Heaps was President and CEO of Armada Equipment Co. From 1964 to 1989 he was with DENTSPLY INTERNATIONAL INC., where his positions included Sales Representative, Division Manager for North East United States and Canada, Vice President and CEO of DENTSPLY CANADA LTD., President of Amalgamated Dental Company, President of Ash USA, President of Medical and Industrial Equipment, President of National Refining Co. and President of Canadian Dental Supply Company. Mr. Heaps has 30 years of multinational corporate management experience in North America and Europe at all levels of product development, financing and marketing, with recent in depth involvement in Canadian information services and database environments, procedures and development processes. Mr. Heaps graduated from the University of British Columbia with a business major. He attended York University and added business and financial postgraduate courses. He also attended University of Chicago.

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

Director liability insurance may be provided to all members of the Board of Directors. The Company has not yet obtained such insurance and does not have any specifics for available cost and coverage. The Company does not have a specific time frame to obtain the insurance. No differentiation is made in the compensation of “outside directors” and those officers of the Company serving in that capacity.

Conflicts of Interest Policy. The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company’s Board of Directors. The Bylaws of the Company provide that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the

Board of Directors of the Company or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of these interested directors; or (ii) the fact of the common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the common shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to the Company at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such transactions.

The Directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. The Company’s basic philosophy requires the inclusion of directors who will be representative of management, employees and minority shareholders. Directors may only be removed for “cause”.

The Directors and Officers of the Company will devote their time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 10.        Executive Compensation.

During fiscal 2002, and as of the date of the filing of this report, the Company’s CEO, George Osterbauer, was paid a salary of $100,020. None of the other officers of the Company received compensation for their services.

Compensation of Directors

As of September 30, 2002 no director receives or accrues any compensation for his services as a Director, including committee participation and or special assignments. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors. The Company anticipates compensating its directors for their attendance at meetings if these directors are not separately compensated by the Company and said directors attend a minimum of four meetings. The amount of compensation to be paid has not yet been determined. The Company anticipates purchasing director liability insurance in the future to cover its directors but has made no commitment to purchase said insurance in the near future.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-incontrol of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

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

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individuals employment with the Company, or from a change in control of the Company or a change in the individuals responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. As of September 30, 2002, there were no officers, directors or shareholders that held more than ten-percent of the Company's common stock:

Item 11.        Security Ownership of Certain Beneficial Owners and Management.

     There were 188,912,414, (377,825 after January 12, 2003 500:1 reverse stock split retroactively reflected in September 30, 2002 financial statements) shares of the Company's common stock issued and outstanding on September 30, 2002. No preferred shares were issued and outstanding at September 30, 2002. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address	Number of Shares Owned Beneficially	Percentage of Shares Owned Beneficially
Cede and Company PO Box 222 New York NY 10274	140,776	41.7%
Kevin Murphy (1) 1109 7the Court Fox Island, WA 98333	0	0%
Phil Miller (1) 7323 Mercer Terrace Dr Mercer Island, WA 98040	0	0%
Fred Heaps (1) 12 Davos Dr. RR#3 Collingwood ON Canada L9Y 3Z2_	0	0%
Officers and Directors As A Group (3 persons)	0	0%

(1) Denotes officer and/or director

Item 12.        Certain Relationships and Related Transactions.

As of September 30, 2002 the following were considered related transactions with related parties: .

Due to Related Parties. As of September 30, 2002 amounts due to related parties consisted of the following:

Gritell International (1)	$120,766
Howard Kerbel (1)	80,495
Kenneth Liebscher	10,724
George Osterbauer (2)	75,242
Dennis Epstein	1,783

Total	$289,010

(1) - Debt was cancelled subsequent to September30, 2002.
(2) - $65,242 of the debt was cancelled subsequent to September 30, 2002.

Options Granted to Related Parties:

Gritell International (1)	21,000
Mel Levine	2,330

(1) - Options were cancelled subsequent to September 30, 2002.

Item 13.        Exhibits and Reports on Form 8-K.

                    None

Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors’ Reports dated January 23, 2003 and December 26, 2001;
Balance Sheet for the Year Ended September 30, 2002;
Statements of Comprehensive (Loss) for the Years Ended September 30, 2002 and 2001 and For the Period From January 30, 1995 (Date of Inception) to September 30, 2002;
Statements of Operations for the Years Ended September 30, 2002 and 2001 and for the Period from January 30, 1995 (date of Inception) to September 30, 2002 for the year ended September 30, 2002 same as;

Statement of Stockholders’ (Deficit) the Period from January 30, 1995 (date of Inception) to September 30, 2002;
Statements of Cash Flows;
Notes to Financial Statements;

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company’s fiscal year ended September 30, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 27, 2003	THERMOELASTIC TECHNOLOGIES, INC.

/s/ Kevin M. Murphy
Kevin M. Murphy, President, Director

/s/ Phillip Miller
Phillip Murphy, Secretary, Director

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

TABLE OF CONTENTS

Page No.

INDEPENDENT AUDITORS’ REPORT	1 - 2

FINANCIAL STATEMENTS

Balance Sheet	3

Statements of Operations	4 - 5

Statement of Stockholders’ (Deficit)	6 - 9

Statements of Comprehensive (Loss)	10

Statements of Cash Flows	11 - 13

Notes to Financial Statements	14 - 24

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Thermoelastic Technologies, Inc. as of September 30, 2002, and the related statements of operations, stockholders’ (deficit), comprehensive (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ThermoElastic Technologies, Inc. as of September 30, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ Farber & Hass LLP
Oxnard, California

January 23, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
ThermoElastic Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying statements of operations, stockholders’ (deficit), comprehensive (loss) and cash flows of ThermoElastic Technologies, Inc. for the year ended September 30, 2001 and for the period from January 30, 1995 (date of inception) to September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ThermoElastic Technologies, Inc. for the year ended September 30, 2001 and for the period from January 30, 1995 (date of inception) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ Moffitt & Company, P.C.
Scottsdale, Arizona

December 26, 2001

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	968
Accounts receivable	8,916

TOTAL CURRENT ASSETS		$9,884

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$128,536
Due to related entities	289,010
Accrued payroll	19,833
Product rights payable	125,000

TOTAL CURRENT LIABILITIES		$562,379

STOCKHOLDERS’ (DEFICIT)
Convertible preferred stock (non-voting), par value
$.0001 per share
Authorized 20,000,000 shares comprised of:
8,000,000 class A preferred
12,000,000 unclassified and
0 shares issued and outstanding
Common stock, par value $.0001 per share
Authorized 980,000,000 shares,
Issued and outstanding – 377,825 shares	38
Paid in capital in excess of par value of stock	8,812,296
(Deficit) accumulated during the development stage	(9,339,880)
Accumulated other comprehensive (loss)	(24,949)

TOTAL STOCKHOLDERS' (DEFICIT)		(552,495)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)		$9,884

See Accompanying Notes and Independent Auditors’ Report

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

			January 30,
			1995 (Date of
			Inception) to
	Year Ended September 30,		September 30,

	2002	2001	2002

REVENUE	$0	$0	$0

EXPENSES
Research, development costs
and consulting fees	6,481,170	601,545	7,674,126
General and administrative	194,369	237,306	1,050,498
Loss of Disifin product rights	75,000	0	75,000

TOTAL EXPENSES	6,750,539	838,851	8,799,624

(LOSS) FROM DEVELOPMENT
STAGE OPERATIONS	(6,750,539)	(838,851)	(8,799,624)

BENEFICIAL INTEREST EXPENSE	(153,335)	(1,891)	(155,226)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
Income from discontinued operations (including
revenues of $38,090 and $20,522 in 2002 and
2001, respectively)	17,237	4,270	24,288
Loss of Bitem product rights	(244,318)	0	(244,318)

NET (LOSS)	$(7,130,955)	$(836,472)	$(9,174,880)

NET (LOSS) PER COMMON SHARE

Basic and diluted:

Development stage operations	$(30.88)	$(22.06)
Discontinued operations	(1.01)	.12

NET (LOSS)	$(31.89)	$(21.94)

See Accompanying Notes and Independent Auditors’ Report

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

			January 30,
			1995 (Date of
	Year Ended September 30,		Inception) to
			September 30,
	2002	2001	2002

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	223,599	38,120

See Accompanying Notes and Independent Auditors’ Report

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

	Preferred Stock		Common Stock

	Shares	Amounts	Shares	Amount

AT DATE OF INCEPTION	0	$0	0	$0

JANUARY 30, 1995 -COMMON STOCK
ISSUED TO FOUNDERS FOR
SERVICES	0	0	27,520	3

AUGUST 1, 1995 -COMMON STOCK
ISSUED FOR CASH	0	0	3,440	0

DECEMBER 15, 1995 -COMMON STOCK
ISSUED FOR CASH	0	0	1,720	0

NET (LOSS) FOR THE YEAR ENDED
DECEMBER 31, 1995	0	0	0	0

BALANCE, DECEMBER 31, 1995	0	0	32,680	3

FEBRUARY 10, 1996 - COMMON STOCK
ISSUED FOR SERVICES	0	0	1,720	0

NET (LOSS) FOR THE YEAR ENDED
DECEMBER 31, 1996	0	0	0	0

BALANCE, DECEMBER 31, 1996	0	0	34,400	3

NET (LOSS) FOR THE YEAR ENDED
DECEMBER 31, 1997	0	0	0	0

BALANCE, DECEMBER 31, 1997	0	0	34,400	3

CAPITAL CONTRIBUTED TO
THE CORPORATION	0	0	0	0

NET (LOSS) FOR THE SHORT-YEAR
ENDED SEPTEMBER 30, 1998	0	0	0	0

BALANCE, SEPTEMBER 30, 1998	0	0	34,400	3

	Deficit
Paid-In	Accumulated	Accumulated
Capital in	During The	Other
Excess of Par	Development	Comprehensive
Value of Stock	Stage	(Loss)

$0	$0	$0

197	0	0

10,000	0	0

5,000	0	0

0	(8,606)	0

15,197	(8,606)	0

5,000	0	0

0	(10,202)	0

20,197	(18,808)	0

0	(824)	0

20,197	(19,632)	0

10,000	0	0

0	(6,760)	0

30,197	(26,392)	0

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) (CONTINUED)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

JULY 15, 1999, COMMON STOCK
DIVIDEND PAYABLE IN
PREFERRED STOCK	1,650,000	$165	0	$0

JULY 15, 1999 REDEMPTION OF
PREFERRED STOCK FOR CASH	(1,650,000)	(165)	0	0

JULY 15, 1999, MERGER WITH
THERMOELASTIC
TECHNOLOGIES, INC.	0	0	0	0

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	0	0	0	0

NET (LOSS) FOR THE YEAR
ENDED SEPTEMBER 30, 1999	0	0	0	0

BALANCE, SEPTEMBER 30, 1999	0	0	34,400	3

FAIR VALUE OF OFFICE RENT
DONATED BY STOCKHOLDER	0	0	0	0

FRACTIONAL SHARES OF STOCK	0	0	276	0

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	0	0	0	0

NET (LOSS) FOR THE YEAR
ENDED SEPTEMBER 30, 2000	0	0	0	0

BALANCE, SEPTEMBER 30, 2000	0	0	34,676	3

		Deficit
Paid-In		Accumulated	Accumulated
Capital in		During The	Other
Excess of Par		Development	Comprehensive
Value of Stock		Stage	(Loss)

$164,835	$	(165,000)	$0

(164,835)		0	0

732,385		0	0

0		0	(5,121)

0		(472,071)	0

762,582		(663,463)	(5,121)

1,358		0	0

0		0	0

0		0	638

0		(708,990)	0

763,940		(1,372,453)	(4,483)

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’(DEFICIT) (CONTINUED)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

JANUARY, 2001 - COMMON STOCK
ISSUED FOR
CASH	0	$0	2,000	$0
SERVICES	0	0	3,976	1

MAY, 2001 - COMMON STOCK
ISSUED FOR
SERVICES	0	0	800	0
ACCOUNTS PAYABLE	0	0	800	0

JULY, 2001 – COMMON STOCK
ISSUED FOR SERVICES	0	0	250	0

SEPTEMBER 30, 2001 - COMMON STOCK
ISSUED FOR ACCOUNTS PAYABLE	0	0	1,900	0

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT	0	0	0	0

NET (LOSS) FOR THE YEAR
ENDED SEPTEMBER 30, 2001	0	0	0	0

BALANCE, SEPTEMBER 30, 2001	0	0	44,402	4

COMMON STOCK ISSUED FOR SERVICES
MARCH 2002	0	0	71,822	7
MAY 2002	0	0	146,000	15

COMMON STOCK ISSUED FOR INTEREST
OCTOBER 2001	0	0	6,102	1

COMMON STOCK ISSUED FOR
ACCOUNTS PAYABLE - OCTOBER 2001	0	0	1,500	0

COMMON STOCK ISSUED FOR NOTES
PAYABLE - OCTOBER 2001	0	0	5,569	1

	Deficit
Paid-In	Accumulated	Accumulated
Capital in	During The	Other
Excess of Par	Development	Comprehensive
Value of Stock	Stage	(Loss)

$150,500	$0	$0
758,766	0	0

84,000	0	0
60,000	0	0

40,000	0	0

300,000	0	0

0	0	(4,977)

0	(836,472)	0

2,157,206	(2,208,925)	(9,460)

2,674,397	0	0
3,503,985	0	0

152,544	0	0

158,987	0	0

20,237	0	0

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) (CONTINUED)
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

COMMON STOCK ISSUED FOR CASH
MARCH 2002	0	$0	100	$0
MAY 2002	0	0	102,330	10

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT	0	0	0	0

NET (LOSS) FOR THE YEAR
ENDED SEPTEMBER 30, 2002	0	0	0	0

BALANCE, SEPTEMBER 30, 2002	0	$0	377,825	$38

	Deficit
Paid-In	Accumulated		Accumulated
Capital in	During The		Other
Excess of Par	Development		Comprehensive
Value of Stock	Stage		(Loss)

$10,000	$0		$0
134,940	0		0

0	0		(15,489)

0	(7,130,955)		0

$8,812,296	$(9,339,880)	$	$ (24,949)

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

					January 30,
					1995 (Date of
					Inception) to
		Year Ended September 30,			September 30,

		2002		2001	2002

NET (LOSS)	$	(7,130,955)	$	(836,472)	$(9,174,880)

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation
adjustments		(15,489)		(4,977)	(24,949)

NET COMPREHENSIVE (LOSS)		$(7,146,444)		$(841,449)	$(9,199,829)

See Accompanying Notes and Independent Auditors’ Report

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

			January 30,
			1995 (Date of
			Inception) to
	Year Ended September 30,		September 30,

	2002	2001	2002

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) from development stage operations	$ (6,903,874)	$ (840,742)	$ (8,947,799)
Adjustments to reconcile net (loss)
to net cash (used) by development
stage operations:
Income from discontinued operations	17,237	4,270	17,237
Loss of Disifin product rights	75,000	0	75,000
Loss of Bitem product rights	(244,318)	0	(244,318)
Depreciation	1,792	689	3,679
Amortization	5,682	0	5,682
Fair value of rent	0	0	1,358
Common stock issued for services	6,178,404	882,767	7,066,371
Common stock issued for interest	152,545	0	152,545
Changes in operating assets and liabilities:
Accounts receivable	4,586	(12,995)	(9,916)
Travel advances	0	1,000	1,000
Inventory	6,409	(6,409)	0
Prepaid expenses	247,647	218,142)	0
Accrued expenses	329,423	(47,867)	1,113,312

NET CASH (USED) BY OPERATING
ACTIVITIES	(129,467)	(237,429)	(765,849)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of product rights	0	(25,000)	(180,000)
Purchase of property and equipment	0	0	(3,679)

NET CASH (USED) BY INVESTING
ACTIVITIES	0	(25,000)	(183,679)

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

			January 30,
			1995 (Date of
			Inception) to
	Year Ended September 30,		September 30,

	2002	2001	2002

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock	$144,950	$150,500	$1,023,370
Redemption of preferred stock	0	0	(165,000)
Proceeds from loans payable	0	117,075	117,075

NET CASH PROVIDED BY FINANCING
ACTIVITIES	144,950	267,575	975,445

EFFECT OF EXCHANGE RATE CHANGES
ON CASH	(15,489)	(4,977)	(24,949)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(6)	169	968

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	974	805	0

CAH AND CASH EQUIVALENTS
AT END OF PERIOD	$968	$974	$968

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Cash paid for interest	$0	$0	$0

Cash paid for taxes	$0	$0	$0

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JANUARY 30, 1995 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2002

			January 30,
			1995 (Date of
			Inception) to
	Year Ended September 30,		September 30,

	2002	2001	2002

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued for services	$6,178,404	$882,767	$7,066,371

Common stock issued for interest	$152,545	$0	$152,545

Common stock issued for accounts payable	$158,987	$360,000	$518,987

Common stock issued for notes payable	$20,238	$0	$20,238

Purchase of product rights through
issuance of common stock	$0	$50,000	$125,000

Fair value of rent donated by stockholder	$0	$0	$1,358

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

The Company was originally organized to develop two products to be manufactured and distributed to the medical and food processing industries. In June 2002, the Company defaulted on its two property rights agreements and subsequently lost all of its rights to the products.

The Company is considered a development stage company seeking merger candidates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Accounts receivable at September 30, 2002 represents the balance due on net sales of its Bitem products in fiscal 2002. The balance was paid in full in October 2002.

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

Revenue Recognition

The Company recognized revenue from product sales when the goods were shipped and title passed to customers. The Company has no ongoing revenue.

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

Stock options to purchase 34,180 shares of common stock were not included in the computation of diluted loss per common share amounts as their impact on the loss per common share would be anti-dilutive.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The financial statements of the Company are measured using the local currency as the functional currency. Assets and liabilities of these companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses, which are immaterial, are included in net income. The financial statements are presented in United States of America dollars.

Recent Accounting Pronouncements

The FASB recently issued the following statements:

	FASB 144	-
Accounting for the impairment or disposal of long-lived assets. In October 2001, the FASB issued SFAS No. 144 which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. We have adopted this statement in accounting for the disposal of the “Bitem Product Rights”.

	FASB 145	-	Rescission of FASB statements, 4, 44 and 64 and amendment of FASB 13
	FASB 146	-	Accounting for costs associated with exit or disposal activities
	FASB 147	-	Acquisitions of certain financial institutions
	FASB 148	-	Accounting for stock based compensation

SFAS Nos. 145 – 148 is not expected to have a material impact on the Company’s financial position and results of operations.

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 2

DEVELOPMENT STAGE OPERATIONS

As of September 30, 2002, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

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

NOTE 3

PRODUCT RIGHTS

BITEM

As discussed in Note 2, the Company defaulted on its agreement for the Bitem product rights in August 2002. The Company negotiated a settlement with Apple Dental Venture (holder of product rights) and the liability was cancelled subsequent to September 30, 2002. See Note 14.

DISIFIN

In June 2002, the Company defaulted on the Disifin agreements and lost its rights to the products (no sales were made using the Disifin rights). The Company negotiated a settlement with George Osterbauer (holder of product rights and former President of the Company) and the liability was cancelled subsequent to September 30, 2002. See Note 14.

Management elected to record an impairment loss of $319,318 for the total unamortized costs of the product Bitem and Disifin rights.

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 4	ACCRUED EXPENSES

Accounting services	$48,404
Legal fees	37,248
Other	42,884

Total	$128,536

NOTE 5	DUE TO RELATED ENTITIES Due to related parties represents non-interest bearing advances. See Note 14 for subsequent cancellation of indebtedness.

Gritell International Limited	$120,766
Howard Kerbel	80,495
Kenneth Liebscher	10,724
George Osterbauer	75,242
Dennis Epstein	1,783

Total	$289,010

NOTE 6	INCOME TAXES Significant components of the Company’s deferred tax asset are as follows:

	September 30

	2002	2001
Deferred tax asset

Net operating loss carryforward	$1,834,000	$408,000
Less valuation allowance	1,834,000	408,000

Net deferred tax asset	$0	$0

A reconciliation of the valuation allowance is as follows:

Balance at beginning year	$408,000	$240,700
Addition for the year	1,426,000	167,300

Balance at end of year	$1,834,000	$408,000

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 7	CONVERTIBLE PREFERRED STOCK On June 27, 2002, the Board of Directors approved a new series of preferred stock designated as “Class A Preferred Stock” as follows:

Par value - $.0001
Maximum number of shares – 8,000,000
Issue price - $.0001 per share or one-for-one exchange with a like amount of fully paid issued shares of common stock
Liquidation preference – preference over common shares; liquidation price $.0001 per share
Conversion to common stock on a 1-for-50 basis.

NOTE 8	STOCK OPTIONS The Company has the following stock options outstanding as of September 30, 2002.

		Option
	Shares	Price

Apple Dental Ventures	200	$ 0.05
		Per share

Vista Development Ltd – Advisory Board	50	50% of current
		market price

Mel Levine	1,000	$ 25.00

Mel Levine	1,330	$ 50.00

Gritell International Limited	21,000	$ 0.25

Trilock Financial Corporation	10,600	$ 0.25

	34,180

During 2002 and 2001, 31,600 and 2,330 options were granted, respectively. No options were cancelled in 2002 or 2001. See Note 14 for cancellation of certain options subsequent to September 30, 2002.

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 9	NET OPERATING LOSS CARRYFORWARDS The Company has the following net operating loss carryforwards:

Tax Year	Amount	Expiration Date

December 31, 1995	$8,396	2010
December 31, 1996	6,821	2011
December 31, 1997	381	2012
September 30, 1998	6,439	2018
September 30, 1999	479,900	2019
September 30, 2000	708,337	2020
September 30, 2001	834,143	2021
September 30, 2002	7,127,910	2022

	$9,172,327

Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 10

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

NOTE 11

FEDERAL BUREAU OF INVESTIGATION AND U.S. SECURITIES AND EXCHANGE ACTION

On August 13, 2002, the Federal Bureau of Investigation and the U.S. Securities and Exchange Commission arrested Howard Kerbel, Barry Berman (major stockholders of the Company) Dennis Epstein (former Chairman of the Board of Directors), Kenneth Liebscher (former President of the Company), and Melvin Levine and Vincent Barone (consultants to the Company) for federal mail and wire fraud and various securities violations. All parties have pleaded not guilty to these charges.

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 11

FEDERAL BUREAU OF INVESTIGATION AND U.S. SECURITIES AND EXCHANGE
ACTION (CONTINUED)

ThermoElastic Technologies, Inc. is not charged in these activities.

The Company hired a new President and Chief Executive Officer and has appointed a new Board of Directors.

The new Chief Executive Officer is examining all previous consulting agreements, stock options and stock issuances to determine that the agreements and stock issuances were valid and in compliance with all SEC rules and regulations.

NOTE 12

DISCONTINUED OPERATIONS

APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The “Bitem” product activities were discontinued in August 2002. The September 30, 2001 statements of operations and cash flows were restated to segregate the income from discontinued operations from development stage operations.

The following information is presented for the discontinued operations:

	A.	Segment discontinued – as indicated above
	B.	Discontinued date – August 2002
	C.	Manner of disposal – default and loss of product rights

NOTE 13	COMPUTATION OF (LOSS) PER SHARE

	September 30

	2002	2001

From Development Stage Operations

Net (Loss) from Development Stage Operations	$(6,903,874)	$(840,742)

Weighted average number of common
shares outstanding	223,599	38,120

Basic and diluted (Loss) per share	$(30.88)	$(22.06)

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 13	COMPUTATION OF (LOSS) PER SHARE (CONTINUED)

	September 30

	2002	2001

From Discontinued Operations

Net Income (Loss) From Discontinued Operations	$ (227,081)	$4,270

Weighted average number of common
shares outstanding	223,599	38,120

Basic and diluted income (loss) per share	$ (1.01)	$.12

NOTE 14	SUBSEQUENT EVENTS Cancellation of Amounts Due to Related Entities: The following liabilities were cancelled after September 30, 2002:

Gritell International Limited	$120,766
Howard Kerbel	80,495
George Osterbauer	65,242
Disifin Payable	50,000

$316,503

Cancellation of Other Liabilities

Apple Dental Ventures – Bitem Product Rights $ 75,000

Cancellation of Stock Options The following stock options were cancelled after September 30, 2002:

Shares

Apple Dental Ventures	200
Gritell International Limited	21,000

21,200

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 14	SUBSEQUENT EVENTS (CONTINUED) Agreement with George Osterbauer (Former President) On December 11, 2002, the Company entered into an agreement with George Osterbauer for the following:

A.	Cancellation of $65,242 account payable and $50,000 Disifin product rights payable.

B.
The Corporation issued George Osterbauer a $10,000 convertible debenture. The debenture is unsecured, bears interest at 5% and is due in December 2003. Interest is payable in cash on the Company’s common stock, at the Company’s option. The debenture is convertible to common stock at 115% of the average of the five lowest closing bid prices during the fifteen days prior to the closing and automatically converts on the date of maturity.

C.	The Company agreed to issue George Osterbauer 19,500 shares of the Company’s restricted common shares.

Employment Contracts to Officers On October 16, 2002, the Company entered into the following employment contracts:

		Kevin	Phillip	Fred
		Murphy	Miller	Heaps

1.	Position	President	Vice-President
		and CEO	Secretary and
			Legal Counsel	Director

2.	Effective Date	September 5, 2002	September 5, 2002	November 1, 2002

3.	Monthly Salary	$8,500	$1,500	$1,500

4.	Sign-on Bonus	$8,500	$1,500	$1,500

5.	Term	One Year	One Year	One Year

See Accompanying Notes and Independent Auditors’ Report.

THERMOELASTIC TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

NOTE 14

SUBSEQUENT EVENTS (CONTINUED)

Stock Issuances

On December 10, 2002, the Company issued the following shares for a price of 110% of the average bid quoted on the Corporation’s common stock, in payment of accrued officers’ salaries.

Kevin Murphy	490,000
Phillip Miller	48,000
Fred Heaps	48,000

Common Stock Outstanding The following is a reconciliation of the Corporation’s common stock outstanding at December 31, 2002:

Balance, September 30, 2002	377,825

Issuance of Common Stock
Kevin Murphy	490,000
Phillip Miller	48,000
Fred Heaps	48,000
George Osterbauer	19,500

Balance, December 31, 2002	983,325

Had these shares been issued on October 1, 2001, the net loss per share from development stage operations would have been approximately $7.00 per share.

Reverse Stock Split

On January 12, 2003, the Board of Directors authorized a 500:1 reverse stock split whereby the Company’s outstanding shares were decreased from 491,662,414 shares to 983,325 shares. The reverse stock split has been retroactively reflected in these financial statements as if it had occurred from inception.

NOTE 15	4TH QUARTER RESULTS (UNAUDITED) The Company had minimal activity and no material adjustments in its 4th quarter.

See Accompanying Notes and Independent Auditors’ Report.